Form 10-K
period 2007-12-31
IONA TECHNOLOGIES PLC
filed 2008-03-14
CIK 1032346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-29154

IONA Technologies PLC
(Exact name of Registrant as specified in its charter)

Ireland	N/A
(Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The IONA Building
Shelbourne Road, Ballsbridge
Dublin 4, Ireland
(Address of Principal Executive Offices)
Telephone Number: +353 1 6372000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, €0.0025 Par Value Per Share	Irish Stock Exchange NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

Yes ☐     No ☑

As of June 29, 2007 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the voting and non-voting shares held by non-affiliates of the registrant was approximately $146,783,226 (computed based on the closing price of the American Depository Receipts evidencing the registrant’s ordinary shares on the Nasdaq Global Market on June 29, 2007).*

As of March 3, 2008, there were 36,447,419** ordinary shares, € 0.0025 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of our Proxy Statement for the Annual General Meeting of Shareholders to be held on July 31, 2008. Such Proxy Statement shall not be deemed to be “filed” as part of this Annual Report on Form 10-K, except for those parts therein which have been specifically incorporated by reference herein.

* Excludes shares held by directors, officers and holders of greater than 5% of the registrant’s ordinary shares as reported on Forms 3 filed by such parties on January 9, 2008 and Form 4 filed on August 10, 2007. Shares held by the officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates for any other purposes.

** Excludes an aggregate of 272,418 ordinary shares issuable as of March 3, 2008 pursuant to contractual obligations of the registrant.

This annual report on Form 10-K was not prepared for filing in Ireland in compliance with Irish law or the listing rules of the Irish Stock Exchange.

Unless otherwise provided herein or required by the context, references to “we,” “us,” “our,” “the Company” or “IONA” in this annual report shall mean IONA Technologies PLC and its world-wide subsidiaries, collectively.

We have a secondary listing on the Irish Stock Exchange. For this reason, we are not subject to the same ongoing regulatory requirements as those which would apply to an Irish company with a primary listing on the Irish Stock Exchange, including the requirement that certain transactions require the approval of shareholders. For further information, shareholders should consult their own financial advisor.

Our financial statements are presented in U.S. dollars and are prepared in accordance with United States generally accepted accounting principles. All references in this annual report to “dollars” and “$” are to U.S. dollars, and all references to “euro” or “€” are to European Union euro. Except as otherwise stated herein, all monetary amounts in this annual report have been presented in dollars.

Except for amounts contained in or derived from our Consolidated Financial Statements and unless otherwise indicated, all conversions of amounts herein from euro to dollars have been made at an exchange rate of 1.4603 dollars to one euro, based upon the noon buying rate in New York City for cable transfers in foreign currencies for customs purposes by the Federal Reserve Bank of New York as of December 31, 2007.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 about our business and future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding, among other things, our future revenue, operating income (loss), net income (loss) per ordinary share and per ADS, products and services, sources of liquidity, markets, anticipated tax rates, and plans and objectives of management. Such statements are neither promises nor guarantees but rather are subject to a number of risks and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such variation are discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A “Quantitative and Qualitative Disclosures about Market Risk,” Item 1A “Risk Factors” and our other reports filed with the Securities and Exchange Commission, or SEC. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

PART I

During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, IONA determined that as a result of increases in United States share ownership, under the requirements of the United States federal securities laws, it is no longer a “foreign private issuer” as defined under the Securities Exchange Act of 1934, or the Exchange Act, and therefore will file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, rather than file its Annual Report on Form 20-F and Reports of a Foreign Private Issuer on Form 6-K.

Item 1.	Business

History and Development of the Company

About IONA

We are an Irish resident public limited company (company number 171387) and operate under Irish company law. We were incorporated in Ireland on March 19, 1991 under the legal and commercial name IONA Technologies Limited and re-registered under the legal and commercial name IONA Technologies PLC in February 1997. Our registered office and principal place of business in Ireland is The IONA Building, Shelbourne Road, Ballsbridge, Dublin 4, Ireland. Our telephone number at that location is +353 1 6372000.

The principal place of business in the United States of our wholly-owned subsidiary, IONA Technologies, Inc., is 200 West Street, Waltham, Massachusetts, 02451, USA. Our telephone number at that location is 781-902-8000.

The terms “Orbix®” and “IONA®” used in this Annual Report are our registered trademarks. The terms “Artixtm” and “FUSEtm” are our trademarks. “CORBA®” is a registered trademark of the Object Management Group, Inc. in the United States and other countries. All other trademarks appearing in this Annual Report are the property of their respective holders.

Overview

We are in the integration software business. We make software work together so our customers can make better decisions, run their businesses more efficiently and improve their business results. Our software products are designed to enable customers to modernize and streamline their information technology, or IT, environments while lowering the costs of IT operations and ultimately achieving greater return on investment, or ROI, on their existing IT investments. We also offer professional services, including ongoing customer support and maintenance, as well as high-level design consultation, education and product implementation.

We generate revenue from product licenses for our closed source software products, or our Orbix and Artix product lines, as well as from consulting, training and support services for both our closed source software products and our open source software products, or our FUSE product line, which is our branded distribution of certain Apache Software Foundation, or Apache, open source projects. Since our inception, we have licensed our products, directly and indirectly, to thousands of enterprise customers worldwide.

Industry Background

IT functions within large organizations have spent the last several decades investing in technology, seeking improved productivity and agility through business process automation. As they have invested in computing assets over time, many organizations have not fully addressed how to make their various computing investments work well together or considered the architectural and technological choices that would make it easier to retire or replace assets. As a result, these organizations have a mix of applications and infrastructure technologies based on different programming languages, running on different operating systems on different hardware platforms and managed and mediated by various middleware technologies, the complexities of which impedes their innovation and ability to be competitive.

Since the early 1990s, we have built our products around two open industry standards, initially CORBA and more recently Web services, and a unifying approach to designing and implementing large-scale systems referred to as service-oriented architecture, or SOA. SOA describes a technology-independent approach to building applications that focuses particularly on system integration and reuse of existing business computing functionality. SOAs encourage application developers to take a business-focused approach to building systems that ensures that IT organizations and line-of-business organizations have a common frame of reference.

Contemporaneous with the adoption of SOA as the next evolution of computing models, open source software technologies have been gaining widespread acceptance. In addition to cost savings, open source software has added value in the transparency afforded by access to source code, enabling more efficient adoption of the technology and greater innovation.

The successful use of open source software technologies to support strategic systems has paved the way for an even broader set of infrastructure software to emerge. We actively participate in a number of open source communities, all of which have active projects underway to develop the infrastructure software required to support SOA.

Strategy

Our objective is to capitalize on our core competencies and become the leading provider of innovative, distributed standards-based enterprise integration and SOA infrastructure solutions for our customers. To accomplish this goal, IONA employs a business strategy that benefits from offering both open source and closed source software products. Our business model is unique in the integration software market and provides IONA with the opportunity to sell its products and services to a wider market. For example, we believe that our ability to generate services revenue from the consulting, training and subscription-based support services for our FUSE product line is enhanced by the network marketing effect of the open source projects that underlie our FUSE products. We also believe that our ability to generate product revenue for our Artix product line is enhanced because FUSE is built to interoperate with Artix, thereby allowing IONA to sell ancillary Artix products into the FUSE installed base. As a result, we believe that IONA has the opportunity to grow its revenue by leveraging the ubiquity of open source projects to sell its products and services to a wider market.

IONA provides differentiated products to help our customers address their most complex software integration challenges. Our integration infrastructure products are designed to allow IT organizations to implement SOA-based solutions in a truly distributed manner, thereby empowering them to “flatten” their existing infrastructure stacks by transforming them into services that can interact directly with other services in a comprehensive SOA network. Our distributed approach to SOA infrastructure also provides customers with the option to deploy their SOA in an incremental manner, a deployment strategy more in line with the technical and economic realities of SOA adoption. We believe that eliminating the reliance on a centralized server to support SOA adoption is significantly more cost-effective and frees our customers to be more agile in response to changing business requirements.

We believe that, as a result of our experience with and technological leadership in distributed computing models and our innovative approach to building a SOA system, we can deliver value to our customers by enabling them to achieve a greater ROI from existing IT assets, streamline and modernize their IT environments to promote business agility and to do so while reducing total fixed costs of IT ownership.

Products

We have three principal product lines:

Artix

Artix is a suite of advanced technology-neutral SOA infrastructure products that work together or independently allowing customers flexibility in SOA adoption. These products include:

•	Artix ESB: Artix ESB, a leading enterprise service bus, or ESB, provides the basis for a SOA by service-enabling IT systems using a lightweight, distributed, pluggable-architecture designed for interoperability and performance.

•	Artix Registry/Repository: Artix Registry/Repository enables the policy-driven design, development and deployment of services into a distributed SOA infrastructure.

•	Artix Orchestration: Artix Orchestration facilitates the composition of business-oriented services from a set of smaller technical services encouraging greater reuse of these services throughout an organization.

•	Artix Data Services: Artix Data Services is a model-driven data services development tool and runtime that enforces the validity of data sent between applications while improving developer efficiency.

•	Artix Mainframe: Artix Mainframe is a service-enablement engine that extends mainframe systems to integrate with off-host systems without the additional expense of running all applications on the mainframe.

Orbix

Orbix exemplifies IONA’s dedication to tackling high-end enterprise integration problems with standards-based solutions. In use in some of the world’s largest integration systems, Orbix is the enterprise CORBA product that organizations turn to when they need extreme performance, high availability, and security and systems management. Many of the world’s largest telecommunications companies and financial institutions have IONA products in their most critical IT systems. Orbix is embedded in telephone switches, online brokerage systems, multimedia news delivery, airline front desk systems, rail and road traffic control, large scale banking systems, credit card clearance, subway management and computer-aided design, or CAD, systems.

FUSE

FUSE is our open source family of distributed SOA infrastructure products for companies seeking an open source option for system integration and SOA implementation. The components that made up our Celtix open source family of products have been incorporated into our FUSE products. Companies are turning to open source software to reduce license costs while still taking advantage of innovation. FUSE ESB, FUSE Message Broker, FUSE Services Framework and FUSE Mediation Router are certified releases of certain Apache projects, and are integrated, tested and supported to combine the advantages of open source software with the security and reliability of working with an enterprise-class commercial vendor. Our FUSE products include:

•	FUSE ESB: FUSE ESB is a certified release of Apache ServiceMix and provides a standardized methodology, server and tools to deploy integration components, freeing architects from the dependencies that have traditionally locked enterprises into proprietary middleware stacks.

•	FUSE Message Broker: FUSE Message Broker is a certified release of Apache ActiveMQ, a high performance solution for reliable messaging to cost-effectively move data across a heterogeneous IT environment.

•	FUSE Services Framework: FUSE Services Framework is a certified release of Apache CXF, a services framework that simplifies the process of exposing existing Java code as a Web service or writing new Web services so organizations can use and reuse new and existing enterprise services.

•	FUSE Mediation Router: FUSE Mediation Router is a certified release of Apache Camel that connects systems and services quickly by implementing the widely used Enterprise Integration Patterns (EIP).

•	FUSE HQ: FUSE HQ is a SOA management and monitoring system based on Hyperic HQ Enterprise and is available as a part of any IONA open source support subscription.

Services

We provide a variety of consulting, training and support services to our customers. Our professional services personnel provide our customers, partners and internal field organizations with product training and support and architectural consulting services and educational services for Orbix, Artix and FUSE. These personnel are senior technologists with substantial knowledge in leading integration and development technologies. Our customer support personnel are dedicated to the ongoing support and maintenance of our products.

Customers of our Orbix and Artix products are encouraged to purchase annualized customer support agreements, and customers of our FUSE products are encouraged to purchase annual or multi-year subscriptions for our support services. Under both the annual customer support agreements and the annual or multi-year subscription agreements, customers are entitled to specified levels of support and maintenance, which may include bug fixes, functionality enhancements and if and when available, annual or multi-year upgrades to the technology. We provide our support services via the telephone, on-site assistance, as well as through a self-help comprehensive online database, primarily from our Dublin, Ireland headquarters and our U.S. subsidiary’s offices in Waltham, Massachusetts. Our original equipment manufacturers, value-added resellers and independent software vendors depend on our customer support personnel to provide backup for the front-line support that these vendors provide to their customers.

Product Development and Management

Our technology and products are the result of (i) internal development by our engineers, (ii) strategic acquisitions and (iii) third party licenses, including from open source communities. We focus our development efforts on improving or adding functionality to our offerings based on the needs of users and changes in the marketplace.

Our product management organization collaborates with our marketing and sales organizations to increase sales of products and to develop customer and indirect sales relationships. Our engineers contribute to several open source Apache and other open source community projects which are part of the foundation of our FUSE product line. This involvement enables IONA to remain abreast of, and lead, certain technical advances and plans for development of new features and timing of releases to the projects.

Product development and management is concentrated primarily in our Dublin, Ireland headquarters, our St. John’s Newfoundland offices, and in our U.S. subsidiary’s offices in Waltham, Massachusetts. Our research and development expenditures were approximately $20.0 million, $15.9 million and $15.8 million, representing

25.8%, 20.5% and 23.7% of total revenue in 2007, 2006 and 2005, respectively. We expect to continue investing significant resources in research and development in the future.

Customers

Since our inception, we have licensed, directly or indirectly, our products to thousands of enterprise customers worldwide. These customers operate in a wide variety of industries including telecommunications, financial services, manufacturing/distribution and government. The following is a selected list of customers across some of our targeted industries:

Financial	Telecom	Government	Manufacturing

Credit Suisse Group	AT&T	N.A.S.A.	Lockheed Martin
GAD	Beijing Mobile	National Geospatial-Intelligence Agency	Toshiba
JPMorgan Chase	Ericsson	Poste Italiane	Raytheon
Raymond James	Nokia	National Diet Library (Japan)	The Boeing Company
Reuters	O2	The Boeing Company
AXA Group	Sprint/Nextel
DZ Bank	Fujitsu Telecommunications
Zurich	Aepona 3 Italy

Sales to The Boeing Company, or Boeing, represented approximately 18% and 17%, respectively, of our revenue for the years ended December 31, 2007 and 2006. In addition, due in part to industry consolidation in the telecommunications market, sales to AT&T Inc., or AT&T, represented approximately 11% of our revenue for the years ended December 31, 2007 and 2006. Additionally, Boeing accounted for approximately 41% of the Company’s gross accounts receivable balance as of December 31, 2006. No customer accounted for more than 10% of the Company’s gross accounts receivable balance as of December 31, 2007.

Sales and Marketing

We market and sell our products and services through our marketing and direct sales organizations and through indirect channels including software vendors, system integrators, original equipment manufacturers and value-added resellers.

Our sales organization is divided into three geographical regions: the Americas; Europe, the Middle East and Africa; and the Asia-Pacific Rim. Our direct sales force consists of account managers and field and inside sales personnel, complemented by technical pre-sales and high-level product specialists who are available for customer visits. Our sales force and executive team generally maintain relationships with our customers’ developers, and for large-scale projects, with their senior management in order to understand and serve their requirements. In addition, we dedicate members of our sales force to developing strategic relationships with our indirect channel partners.

Our indirect distribution channels include leading software vendors, such as Business Objects and Microsoft; global system integrators, such as NEC and CSC; leading original equipment manufacturers, such as Huawei and Nokia Siemens; and resellers and distributors. We believe that relationships with leading software and other technology vendors, as well as system integrators, provide opportunities to gain customers in markets where our products and services are in demand.

Our marketing teams execute global marketing programs designed to create demand for our products and services. We rely on a variety of marketing programs for demand creation, including trade shows, limited duration evaluation software, direct marketing communications, Web casts, public relations, product literature and collateral, trade advertising and a corporate Web site.

Competition

Our sector of the software industry is very dynamic and competitive. The growing industry enthusiasm for SOAs based on Web services and utilizing ESB products has increased competition levels as consumers begin to appreciate the potential value of Web services and Web services technology providers.

We compete with a variety of software vendors, including established providers of broad infrastructure platforms, new and narrowly focused software companies, and even shareware and freeware providers. In some cases, these vendors’ offerings are narrowly defined and compete with our products in a limited set of features or problems. Other vendors target roughly the same range of IT problems as we do. Still others have broad infrastructure offerings that compete with our products in specific scenarios. Our competitors include IBM, Oracle, Software AG and Tibco, as well as smaller enterprise infrastructure providers, enterprise application integration software vendors, Web services integration companies, ESB vendors, and open source software projects and products.

We believe that the principal competitive factors that affect the market for our products include:

•	potential customers’ perception of our market leadership in a demanding and fast-moving technology environment;

•	our continued conformity to industry standards, and customers’ ongoing preference for standards-based products;

•	breadth of product offerings, including open source software projects and products;

•	product features and functionality;

•	product ease-of-adoption and ease-of-use;

•	product quality;

•	our customer service and support;

•	security, reliability, availability and other enterprise qualities of service;

•	product and service pricing; and

•	our reputation and financial viability.

Intellectual Property

We regard much of our intellectual property as proprietary to us and rely primarily on a combination of copyright, trademark, patent and trade secret laws, employee and third-party non-disclosure agreements and technical measures to establish and protect our proprietary rights. We enter into confidentiality agreements with our employees and consultants, and limit access to, and distribution of, our proprietary information to customers and potential customers.

Our technology and products are the result of internal development by our engineers, strategic acquisitions and third party technologies, including open source software.

We own numerous registered trademarks and trademark applications pending in the United States, the European Union, Australia and Asia, as well as other jurisdictions throughout the world, as well as approximately 20 patents and patent applications pending in the United States. We do not, however, own any one patent or patent application, or group of patents or patent applications, the loss of which would have a material impact on our business.

While we generally use negotiated, signed license agreements or shrink-wrap type licenses to restrict copying and use of our software products, we do not generally embed mechanisms in our software to prevent unauthorized use or copying of our software. We do not rely significantly on patents or other registered intellectual property rights to protect our software. Because shrink-wrap type licenses are not signed by licensees, they may be unenforceable under the laws of certain jurisdictions. In addition, the laws of various countries in which our products may be sold may not protect proprietary rights to the same extent as the laws of the United States and Ireland.

Employees

As of January 31, 2008, we had 335 employees worldwide, including 130 in product development and management, 62 in services, 14 in marketing, 75 in sales and 54 in finance and administration. Our employees are not represented by any collective bargaining organizations, and we have not experienced any work stoppages. We believe our relations with our employees are good.

Government Regulations

We have significant operations and generate a substantial portion of our taxable income in Ireland. In general, the tax rate in Ireland on trading income, which is 12.5%, is significantly lower than U.S. tax rates. Moreover, our Irish taxable income derived from software substantially developed in Ireland is taxed at a 10% effective tax rate through December 31, 2010. Therefore, our effective tax rate is affected by the percentage of revenue that qualifies for these favorable tax treatments. We anticipate that we will continue to benefit from these tax treatments, although the extent of the benefit could vary from period to period, and our tax treatment may change in the future. Any variation in the amount of our benefit from these tax treatments could have a material adverse effect on our business, financial condition and results of operations.

For more information regarding the impact of tax regimes on our business, please see Item 1A “Risk Factors—If our effective tax rate increases, our business and financial results would be adversely impacted.”

Financial Information about Segments and Principal Markets

We operate in one business segment: infrastructure software. For a description of the principal markets in which we compete, including a breakdown of total revenue by category of activity and geographic market for each of the last three fiscal years, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Seasonality and Raw Materials

Historically, our product revenue in the first quarter of each year has declined from the fourth quarter of the prior year primarily due to the impact of a decrease in capital expenditures by our customers after calendar year-end. Our products and services do not materially depend on the availability of raw materials.

Available Information

This Annual Report on Form 10-K and our prior Annual Reports on Form 20-F and Reports of Foreign Private Issuer on Form 6-K filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are made available free of charge on or through our website at www.iona.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Copies of our future Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto will also be made available free of charge on or through our website at www.iona.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Copies will be provided to any shareholder upon request. Please send a written request to either IONA Investor Relations, IONA Technologies PLC, The IONA Building, Shelbourne Road, Ballsbridge, Dublin 4, Ireland or IONA Investor Relations, IONA Technologies, Inc., 200 West Street, Waltham, Massachusetts 02451. None of the information posted on our website is incorporated by reference into this Annual Report.

Item 1A.	Risk Factors

A decline in information technology spending may result in a decrease in our revenue or lower growth rates.

Our revenue and profitability depend on the overall demand for our products and services. Our business depends on overall economic conditions, the economic and business conditions in our target markets and the spending environment for information technology. A weakening of the economy in one or more of our geographic regions, may cause reductions in the level of overall spending by our customers or potential customers on IT, which could materially adversely affect demand for our products and services and result in decreased revenue, longer sales cycles or lower growth rates because our sales depend in part on our customers’ level of funding for new or additional IT systems or services. A decrease in overall spending would substantially reduce the number of new software licenses we sell or may cause price erosion for our products, which would reduce the average sales price for these licenses.

In addition, actual or threatened terrorist attacks, military actions, and events or effects occurring in response to those developments may negatively affect the climate for spending and may reduce the amount or delay the timing of expenditures by corporations for IT solutions. Accordingly, we cannot be assured that we will be able to maintain or increase our revenue.

Our lengthy and variable sales cycle makes it difficult to predict our operating results.

Many of our customers use our products for their sophisticated integration and SOA strategies which require them to make complex decisions, including:

•	alternative approaches to integration of enterprise applications;

•	competitive product offerings and pricing;

•	limited internal resources and purchasing priorities; and

•	rapidly changing software technologies and standards.

As a result, our prospective customers often dedicate a significant amount of time to evaluating both IONA and our products before entering into a business relationship with us. Our customers and prospective customers give consideration to our financial condition and strategic direction when evaluating whether to license products or purchase services from us. Consequently, the period between initial customer contact and purchase by a customer may extend to twelve months or more. During the evaluation process, prospective customers may decide not to purchase, may delay a purchase or may scale down proposed orders of our products. This lengthy and variable sales cycle makes it difficult to forecast the timing and recognition of our revenue and therefore predict our operating results.

We may experience fluctuations in quarterly revenue that could adversely impact our operating results.

Our revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Historically, our product revenue in the first quarter of each year has declined from the fourth quarter of the prior year primarily due to the impact of a decrease in capital expenditures by our customers after calendar year-end. Revenue in any quarter depends substantially upon our ability to sign contracts and our ability to recognize revenue in that quarter in accordance with revenue recognition policies. Therefore, you should not rely on period to period comparisons of revenue or results of operations as an indication of future performance. If our quarterly revenue or operating results fall below expectations of investors or securities analysts, the price of our ordinary shares and American Depository Shares, or ADSs, could fall substantially.

Our quarterly revenue may fluctuate as a result of a variety of factors, including the following:

•	similarly to others in the software industry, a significant number of our prospective customers decide whether to enter into license agreements with us within the last month of each quarter in the hope of obtaining more favorable terms;

•	difficulty predicting the size and timing of customer orders due to our lengthy and variable sales cycle and our customers’ often lengthy internal approval and expenditure authorization processes;

•	the demand for our products may change;

•	customers may unexpectedly postpone orders due to changes in their strategic priorities, project objectives, budget or personnel;

•	customer evaluations and purchasing processes vary significantly from company to company, and a customer’s internal approval and expenditure authorization process can be difficult and time consuming to complete, even after selection of a vendor;

•	the number, timing and significance of product enhancements and new product announcements by us and our competitors may affect purchase decisions; and

•	we may have to defer revenue under our revenue recognition policies.

Fluctuations in our quarterly revenue may adversely affect our operating results. In each fiscal quarter our expense levels, operating costs and hiring plans are based on projections of future revenue and are relatively fixed in the short term. If our actual revenue falls below expectations, we could experience a reduction in operating results.

We have experienced significant variations in operating results and anticipate that we will continue to do so in the future.

Our levels of operating results have varied significantly on a quarterly and annual basis. These variations are attributable to fluctuations in revenue and costs, including costs associated with the development and introduction of new products and services, charges associated with acquisitions, and certain expenses attributable to the settlement of litigation, restructuring and impairment of goodwill, other assets and property and equipment. There can be no certainty that we will not experience similar variations in operating results in future periods for these or other factors, and any such variation could have a significant impact on the market value of our ordinary shares and ADSs.

Our future revenue depends upon the evolution and adoption of Web services and related integration and infrastructure solutions in support of new computing models including SOA.

We believe that large organizations will continue to adopt Web services and related integration and infrastructure solutions, including ESB products to support their SOA adoption strategies. Therefore, we have invested significant resources in developing and introducing products to meet the development, deployment and integration requirements of enterprises using Web services for integration and SOA. If the enterprise adoption of Web services, and Web services-based ESBs, for these purposes does not evolve as we anticipate or fails to grow as quickly as we expect, we may be unable to implement our strategy or achieve the growth rate that we target.

The acceptance of our Artix family of distributed SOA infrastructure products and services and our FUSE family of open source SOA infrastructure products and services also depends upon the development and proliferation of Web services standards for application integration and SOA. If these standards do not continue to develop or are not widely accepted, the demand for our products and services may not materialize. Consequently, our business prospects and financial condition would suffer.

Our open source offerings may never become profitable or achieve widespread acceptance.

Open source-based business models are new and experimental. We may find that the business offerings that we are developing around open source technology are not as profitable as we anticipate, that the technology adoption and marketing benefits that we expect are not realized or that our open source offerings undermine sales of our other products.

Because of the characteristics of open source technology and of development and licensing practices in the open source software community, there are few technology barriers to entry in the open source market. New competitors with greater resources than us may easily enter the open source software market and compete with us. Competitors can modify the existing software or develop new software with lower overhead and lead-time than typically required in the development of traditional proprietary software. It is possible for a competitor to develop its own open source solutions, potentially reducing the demand for our solutions.

As part of our open source initiative we have become involved in the Eclipse Foundation’s SOA Tooling Platform Project and are active in several Apache Software Foundation open source projects. Theses activities are part of the foundation of IONA’s FUSE family of open source distributed SOA infrastructure offerings. The acceptance of FUSE and the success of our open source initiative depend upon the adoption of this technology by others, which we can influence but cannot control. We may be unable to accurately predict the future course of open source technology development, which could reduce the market appeal of our complementary commercial products and damage our reputation.

Different groups of open source software programmers compete with one another to develop new technology. Typically, the technology developed by one group will become more widely used than that developed by others. If we acquire or adopt new technology and incorporate it into our products but competing technology becomes more widely used or accepted, the market appeal of our products may be reduced and that could harm our reputation, diminish the IONA brand and result in decreased revenue.

In addition, if open source software programmers, most of whom we do not employ, do not continue to develop and enhance the open source technologies that underlie our FUSE products, we may be unable to enhance our products or meet customer requirements for innovation, quality and price.

If we fail to keep pace with rapidly evolving technology and changing customer needs, our business will suffer.

The market for infrastructure software is characterized by rapidly changing technology, evolving industry standards and changing customer needs. Therefore, our success will depend upon our ability to enhance our existing products and to introduce and market new products to meet changing customer requirements on a timely and cost-effective basis. If we experience delays in the introduction of new or enhanced products, or if we are unable to anticipate or respond adequately to these changes, our products could be rendered obsolete and our business could be materially harmed.

The loss of one or more major customers could materially and adversely affect our results of operations and financial condition.

Sales to Boeing represented approximately 18% and 17%, respectively, of our revenue for the years ended December 31, 2007 and 2006. In addition, due in part to industry consolidation in the telecommunications market, sales to AT&T represented approximately 11% of our revenue for the years ended December 31, 2007 and 2006. The loss of either or both of these customers could have a material adverse effect on our results of operations or financial condition. If we are unable to maintain our customer relationships or lose their business to a competitor and fail to replace them with new customers, or if any major customer significantly decreases its orders for our products and services, our results of operations and financial condition could be materially and adversely affected. We expect that our largest customers will continue to account for a significant portion of our revenue in fiscal 2008 and for the foreseeable future.

We derive a significant amount of revenue from customers in a limited number of industries and our business and results of operations could be adversely affected by significant changes in those industries.

We currently derive a significant portion of our revenue from customers in a limited number of industries, including financial services, telecommunications, manufacturing/distribution and government. A general reduction in IT spending in the financial services, telecommunications or manufacturing/distribution industries or by governments and government agencies, or industry-wide changes in our customers’ spending priorities, would adversely impact our business and operating results. In addition, significant changes, including industry consolidation or changes in government spending patterns, could harm our business and operating results as well as increase our dependence on any particular customer.

We depend on large transactions to derive a significant portion of our revenue, and the delay or loss of any large customer order could adversely affect our quarterly or annual operating results.

We derive a significant portion of our revenue from large transactions which often involve negotiated terms and conditions. These terms and conditions can extend the sales cycle and, in certain situations, result in deferred recognition of revenue from the sale. Prospective sales are subject to delays or cancellation over which we have little or no control. Moreover, prospective customers give consideration to our financial condition and strategic direction when deciding whether to engage in transactions with us. If any large customer order anticipated for a particular quarter is not realized or is delayed, we may experience an unplanned shortfall in revenue, which could significantly and adversely affect our operating results.

We may be unable to attract and retain highly qualified personnel.

We depend to a significant extent on the continued service of a limited number of senior executives and personnel with specific technological expertise that is in short supply. We also depend on our ability to develop additional management personnel and hire new qualified employees. We face intense competition for highly qualified personnel. We have historically used equity incentive programs, such as employee stock purchase plans, as part of our overall employee compensation arrangements. The volatility of our stock price may negatively impact the value of such equity incentives, thereby diminishing the value of such incentive programs and decreasing the effectiveness of such programs as retention and recruiting tools. In addition, an employee’s or prospective employee’s perception of our financial condition or the likelihood of our entering into a strategic combination may negatively impact our ability to attract or retain highly qualified personnel. As a result, we may have difficulty attracting highly qualified personnel and may have to change our compensation packages in order to remain competitive. There can be no assurance that we will be successful in retaining existing personnel or recruiting new personnel. If we fail to attract, retain or assimilate key personnel, our business, financial condition and results of operations would materially suffer.

Potential defects or errors in our software products could cause our revenue to decrease, cause us to lose customers, damage our reputation, expose us to litigation and harm our revenues or earnings.

The products that we offer include both enhancements to existing products and newly launched products with no history of customer adoption. Despite careful engineering, our products may contain undetected defects or errors that may be detected at any point in the product’s life cycle. If we discover a defect or an error in our product, we may experience delays in generating revenue while correcting the problem. In addition, our products are often used in combination with products of other vendors which can make it difficult to identify the source of any problem. When such defects or errors occur, our business has the potential to experience, among other things:

•	loss of customers;

•	damage to our reputation;

•	loss or delay of market acceptance or revenue;

•	increased service or warranty costs; or

•	legal action by our customers.

Although our customer contracts include provisions to limit our exposure to product liability claims, changes in laws or unfavorable judicial decisions may limit or prevent us from being able to avoid or limit liability for disputes relating to product performance or the provision of services.

If we do not manage our expenses and geographically dispersed operations successfully, we may be unable to respond to changing market conditions.

The demand for IT integration solutions has become increasingly difficult to predict. To manage this unpredictability and to react to global economic conditions generally, we have taken measures to bring our workforce, staffing and structure in line with perceived current demand for our products. If we misjudge our personnel needs or cannot successfully manage our expenses, then our business, financial condition and results of operations would be materially adversely affected. Our future operating results will depend substantially upon the ability of our management to anticipate changing business conditions and manage personnel and other costs while increasing revenue.

We face additional risks in managing geographically dispersed operations. Some of our key executives and managers are based in our Dublin, Ireland headquarters while others are based in our wholly-owned U.S. subsidiary’s Waltham, Massachusetts office. Accordingly, our ability to compete successfully will depend in part on the ability of a limited number of key executives and managers located in geographically dispersed offices to integrate management, to address the needs of our worldwide customer base and to respond to changes in our market. In addition, our ability to manage our operations and financial performance would be materially adversely affected if terrorist attacks or military or other political events prohibit or restrict the travel of our personnel.

We may be required to delay the recognition of revenue until future periods, which could adversely impact our operating results.

We may have to defer revenue recognition due to several factors, including whether:

•	we are required to accept extended payment terms;

•	the transaction involves contingent payment terms or fees;

•	the transaction involves acceptance criteria or there are identified product-related issues; or

•	license agreements include products that are under development or other undelivered elements.

Because of the factors listed above and other specific requirements under United States generally accepted accounting principles, or U.S. GAAP, for software revenue recognition, we must have very precise terms in our license agreements to recognize revenue when we initially deliver our products or perform services. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on a project is completed.

We currently derive most of our revenue from a limited number of products.

To date, we have derived most of our revenue from the licensing of our Orbix and Artix families of products and fees from related services. We expect our Orbix family of products to continue to account for a significant part of our revenue for the foreseeable future as our Artix and FUSE products gain market acceptance. As a result, a reduction in demand for, or sales of, these products would have a material adverse effect on our business, financial condition and results of operations. In addition, our business will depend, in significant part, on the successful development, introduction and customer acceptance of new products and enhanced versions of our existing products. The failure to successfully develop, introduce or market new products or enhancements or additions to our existing products would materially adversely affect our business, financial condition and results of operations.

If we do not successfully expand and manage our direct sales force and other distribution channels, we may not be able to increase our revenue.

Our ability to achieve revenue growth will depend in large part on our ability to expand and manage our direct sales force, independent software vendors, value-added resellers and system integrators. We plan to continue to invest in, and rely on sales through, these direct and indirect distribution channels. Our ability to expand our direct and indirect distribution channels may be impacted by the perception of our financial condition or the perceived likelihood of a strategic combination. We may not be able to expand or manage successfully our direct sales force or develop and manage other distribution channels. If we have difficulty hiring, retaining and motivating our direct sales force, if our relationships with these software vendors, value-added resellers or system integrators deteriorate or terminate, or if we are unable to form new relationships, we may lose important sales and marketing opportunities. Further, any such expansion may not result in an increase in revenue or operating income. Use of indirect distribution channels involves a number of risks, including:

•	disputes and channel conflict regarding marketing strategy, exclusive territories and customer relationships that could negatively affect our business or result in costly litigation;

•	increased promotion of competing IT integration solutions; and

•	abrupt discontinuation of their relationships with us or support for our products or services.

In addition, if our software vendors and system integrators are unable to recruit and adequately train a sufficient number of personnel to support the implementation of our software products, or they otherwise do not adequately perform services, we may lose customers. If we fail to expand and manage our sales and distribution channels successfully, our business, financial condition and results of operations would materially suffer and our competitive position would be weakened.

We also may enter into joint arrangements with strategic partners to develop new products or enhancements to our existing products, or to license our offerings as part of integrated solutions. Our business may be adversely affected if these strategic partners change their business priorities or experience difficulties in their operations, which in either case causes them to terminate or reduce their support for these joint arrangements.

We operate in highly competitive markets and we may be unable to compete successfully.

The market for infrastructure software solutions is highly competitive. We expect this competition to continue to increase. Our products compete with offerings from a number of established infrastructure vendors, as well as offerings from new software companies and even shareware and freeware providers. Some of these companies offer products that compete with single components of our product set, while other companies market a set of products designed to solve broad integration problems.

We compete principally against vendors of:

•	enterprise infrastructure software;

•	enterprise application integration software;

•	Web services integration software;

•	enterprise service bus software; and

•	open source software projects and products.

We believe that our ability to compete depends in part on a number of factors outside of our control, including:

•	the demand for our products;

•	the development of software by others that is competitive with our products;

•	the price at which others offer comparable products;

•	the ability of our competitors to respond effectively to customer needs;

•	the ability of our competitors to market their products aggressively and effectively; and

•	the ability of our competitors to attract, retain and motivate key personnel.

In addition, a number of our larger competitors have substantially greater technical, financial, sales, marketing, customer support, professional services and other resources, as well as greater name recognition, than we do. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their products, or establish more successful strategic relationships with industry leaders and other third parties than we can.

Further, certain of our larger competitors may be able to offer competitive products or technologies as part of their broader product or service offerings or may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our current and prospective customers. Accordingly, it is possible that new competitors or alliances among our current and potential competitors may emerge and rapidly gain significant market share. This type of competition could materially adversely affect our ability to license products and provide services on terms favorable to us.

Among our smaller competitors, the competition for retaining market share is intense. Due to competitive pressures, we could be forced to reduce the price of our products and related services or change our pricing models. Any broad-based change to our prices and pricing policies could cause new software license and service revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Lower revenue or reduced prices would negatively impact our operating results and financial condition.

In addition, many of our competitors have significant installed bases that include our current and potential customers. Once a customer has installed the products of one of our competitors, it may be difficult to convince the customer to adopt or purchase our products. If we are unable to further penetrate our existing customer base or sell to new clients, our business prospects and financial condition would suffer.

We face various risks associated with our international operations that could cause our operating results to suffer.

We are incorporated in Ireland and substantial portions of our product development, marketing, sales and administrative functions are located in Ireland. Our revenue is derived, and our operations are conducted, worldwide. We expect that operations outside of the U.S. will continue to account for a significant portion of our business and expect to continue to expand our operations outside of the U.S. Because of the international character of our business, we are subject to risks such as:

•	fluctuations in currency exchange rates that could make our products more expensive in certain countries;

•	fluctuations in currency exchange rates that could cause our expenses to be higher then anticipated;

•	political unrest, war or terrorism in various jurisdictions;

•	unexpected changes in regulatory requirements, tariffs and other trade barriers that reduce the flexibility of our business operations;

•	failure to enter into relationships with local resellers, system integrators or other third party vendors, or to introduce localized products;

•	difficulties in staffing and managing foreign operations;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable; and

•	differing laws affecting the enforceability of our intellectual property rights resulting in the potential loss of our proprietary information.

Our failure to anticipate, plan for and manage these risks could result in a decrease in revenue derived from customers outside the U.S., and our business, financial condition and results of operations could materially suffer.

Acquisitions may be necessary for the continued growth of our business. We may be unable to identify or complete suitable acquisitions, and any acquisitions we do complete may create business difficulties or be dilutive to our current shareholders.

As part of our business strategy, we may need or choose to pursue strategic acquisitions with companies that offer complementary products, services or technologies. We may be unable to identify suitable acquisition candidates. If we do identify suitable acquisition candidates, we may be unable to make acquisitions on commercially acceptable terms or at all. In addition, in the event that we do complete acquisitions of businesses, technologies or products, we will face many potential risks, including:

•	the negative effects of the acquisition on our financial and strategic position and reputation;

•	the failure of an acquired business to further our strategies;

•	the failure of the acquisition to result in expected benefits, which may include benefits relating to enhanced revenues, technology, human resources, costs savings, operating efficiencies and other synergies;

•	the difficulty and cost of integrating the acquired business, including costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties or geographic distances between sites;

•	the assumption of liabilities of the acquired business, including debt and litigation-related liabilities;

•	the impairment of acquired assets;

•	the diversion of our management’s attention from other business concerns;

•	the impairment of relationships with customers or suppliers of the acquired business or our customers or suppliers;

•	the loss of key employees of the acquired company; and

•	the incompatibility of business cultures.

These factors could have a material adverse effect on our business, results of operations or financial condition. To the extent that we issue equity or other rights to purchase our securities in connection with any future acquisition, existing shareholders may experience dilution and our earnings per share may decrease.

If our effective tax rate increases, our business and financial results would be adversely impacted.

We have significant operations and generate a substantial portion of our taxable income in Ireland. In general, the tax rate in Ireland on trading income, which is 12.5%, is significantly lower than U.S. tax rates. Moreover, our Irish taxable income derived from software substantially developed in Ireland is taxed at a 10% effective tax rate through December 31, 2010. If our operations no longer qualify for these favorable tax treatments or if the tax laws were rescinded or changed, our effective tax rate would increase and our net income would decrease, thereby materially adversely affecting our results of operations. In addition, we are required to pay taxes in other jurisdictions in which we operate. From time to time, we receive notices that a tax authority to which we are subject has determined that we owe a greater amount of tax than we have accrued, paid or reported, and as a result, we engage in discussions, and sometimes get involved in disputes, with these tax authorities. If these tax authorities were to be successful in their challenge of the manner in which we recognize profits or, more generally, the jurisdiction in which our income is subject to taxation, our effective tax rate could increase and our cash flow and results of operations could be materially adversely affected.

Our U.S. holders of our ordinary shares or ADSs could suffer adverse tax consequences if we are characterized as a passive foreign investment company.

If, for any taxable year, our passive income or our assets that produce passive income exceed levels provided by law, we may be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. This characterization could result in adverse U.S. tax consequences to the holders of our ordinary shares or ADSs. U.S. persons should consult with their own U.S. tax advisors with respect to the U.S. tax consequences of investing in our ordinary shares or ADSs.

The rights of shareholders in Irish corporations may be more limited than the rights of shareholders in U.S. corporations.

The rights of holders of our ordinary shares and, therefore, some of the rights of the holders of our ADSs, are governed by Irish law and the laws of the European Union. As a result, the rights of our shareholders differ from, and may be more limited than, the rights of shareholders in typical U.S. corporations. In particular, Irish law significantly limits the circumstances under which shareholders of Irish corporations may bring derivative actions.

We have a limited ability to protect our intellectual property rights, and others could obtain and use our technology without our authorization.

We regard certain of our technologies as proprietary, and we rely primarily on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and confidentiality procedures to establish and protect our proprietary rights. However, all of these measures afford only limited protection and may be challenged or circumvented by third parties. In addition, the laws of various countries in which our products may be licensed may not protect our proprietary rights to the same extent as the laws of the U.S. and Ireland. While we generally enter into confidentiality agreements and limit access to, and distribution of our proprietary information, it is possible for a third party to copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. It is possible that our means of protecting our proprietary rights will not be adequate and legal action to protect our proprietary rights could be too costly to pursue or ultimately ineffective if pursued. Any unauthorized reproduction of our software or inadequate protection of our proprietary rights could have a material adverse effect on our business, financial condition or results of operations.

If we are unable to obtain rights, or lose existing rights, to use and incorporate third-party technology into our products, we may have to stop selling and shipping products and incur significant development or license expenses to develop or otherwise obtain replacement technology.

We use and incorporate third-party technology in our products. If we do not have adequate rights to use this technology or our rights terminate, we could be required to:

•	stop using the third-party technology;

•	stop selling and shipping our products in which the third-party technology is used; or

•	incur significant expenses to identify and obtain replacement technology or develop similar technology or to obtain a new license to the third-party technology.

We may not be able to develop technology or identify other technology with functionality similar to this third-party technology. In addition, we may not be able to obtain a license to this third-party technology on acceptable terms or at all, and we may be liable for damages in the event of any unauthorized use. If any of these events occur, our business, financial condition and results of operations could be materially adversely affected.

We may be exposed to significant liability if we infringe upon the intellectual property or proprietary rights of others.

Third parties have notified us, and others may notify us, from time to time, that they believe we are infringing certain of their patents and other intellectual property rights. The risk of infringement may increase because of our use of and involvement with open source technology. Certain open source software is licensed pursuant to license agreements that require a user who distributes the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. This effectively renders what was previously proprietary software open source software. We do incorporate open source components into our proprietary products in order to reduce development costs and speed up the development process. While we monitor the use of all open source software and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product, such use could inadvertently occur. Additionally, if a third party incorporates this type of open source software into its software but has failed to disclose the presence of such open source software and we embed that third party software into our products, we could, under certain circumstances, be required to disclose the source code to our product. Disclosure of our source code could have a material adverse effect on our business.

Responding to a claim of infringement, regardless of its merit, could be time consuming, result in costly litigation, divert management’s attention and resources, and cause us to incur significant expenses. In the event that any such assertion is resolved adversely to us, we could be required to:

•	disclose our source code;

•	discontinue the use of certain processes;

•	cease the use and sale of infringing products and services;

•	pay damages;

•	expend significant resources to develop non-infringing technology;

•	obtain licenses to competing technology; or

•	indemnify customers under certain clauses relating to intellectual property rights in our licenses.

We may be unable to obtain licenses on acceptable terms or at all. If we fail to obtain licenses, if adverse or protracted litigation arises out of any such assertion, if we are required to disclose our source code, or if litigation damages are assessed, our business, financial condition or results of operations could be materially adversely affected.

Regulatory compliance, including the cost of complying with legislative actions and potential new accounting pronouncements, may result in increased costs that would affect our future financial position and results of operations. We have already incurred, and will continue to incur, significant increased costs associated with our compliance with the internal controls requirements of the Sarbanes-Oxley Act of 2002.

Regulatory compliance, including the cost of complying with legislative actions and changes in accounting rules may materially increase our operating expenses and adversely affect our operating results.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In 2007, we continued to perform system and process evaluations and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm, to report on the effectiveness of our internal control over financial reporting. We have hired and may need to hire additional personnel and utilize additional outside legal, accounting and advisory services in order to maintain our compliance with this and other requirements, all of which has and will cause our general and administrative costs to increase. Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Market (formerly known as the NASDAQ National Market), or NASDAQ, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

Our transition from “foreign private issuer” status to domestic issuer status under the Exchange Act requires that we comply with certain provisions of the Exchange Act that we were not obligated to comply with as a foreign private issuer, including, among other things, the need to file quarterly reports on Form 10-Q and current reports on Form 8-K. We may need to hire additional personnel and utilize additional outside legal, accounting and advisory services in order to comply with these new requirements, which could materially increase our expenses and adversely affect our operating results.

In addition, increased claims rates or changes in our risk profile could result in higher costs for our insurance, including our directors’ and officers’ insurance policies, which could materially increase our expenses and adversely affect our operating results.

We have recently undertaken cost reduction actions. Any failure by us to execute planned cost reductions successfully may have an adverse effect on our sales, profitability and results of operations.

In January 2008, we initiated plans to streamline operations and reduce expenses, which included cuts in discretionary spending, reductions in capital expenditures, reductions in the work force and consolidation of certain office locations, as well as other steps to reduce expenses. The impact of these cost-reduction actions on our sales and profitability may be influenced by factors including, but not limited to: (1) our ability to successfully complete these ongoing efforts; (2) our ability to generate the level of cost savings we expect due to implementation challenges in carrying out planned cost reduction activities or delays in implementation of anticipated workforce reductions in highly-regulated locations outside of the United States, particularly in Asia; and (3) decreases in employee morale and the failure to meet operational targets due to an inability to retain key employees or recruit new employees.

If we experience any of these difficulties in carrying out our restructuring plan, our expenses could remain at a level higher than anticipated or increase more quickly than projected. There can be no assurance that our cost reductions will achieve the anticipated results or achieve the anticipated results in the expected timeframe. If we find that our restructuring plan does not achieve our objectives, it may be necessary to implement a further reduction of our expenses, to perform additional reductions in our headcount, or to undertake additional restructurings of our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We are headquartered in Dublin, Ireland and have an executive office in Waltham, Massachusetts. The following table sets forth our principal facilities where we lease space measuring 10,000 square feet or more:

			Sublet & Available
Location	Total Space	Occupied Space	for Sublet Space	Lease Expiration	Right to Terminate

Dublin, Ireland	55,900	21,400	34,500	July 31, 2023	July 31, 2013
Waltham, Massachusetts	30,331	30,331	—	July 31, 2011	—

We also maintain offices in Frankfurt, London, Milan, Munich, New York, Paris, San Francisco, St. John’s Newfoundland, Tokyo and Zurich. In connection with our cost reduction efforts announced in January 2008, we are currently in the process of closing our offices in Beijing and Shanghai. We believe that these facilities are adequate for our present operations and that additional facilities to support our present and future operations are available on commercially reasonable terms. We do not own any real estate. We do not expect in the near future to move to new, or expand into additional, facilities. For more information, please see Item 1A “Risk Factors.”

Item 3.	Legal Proceedings

As of the date of this Annual Report, we are not a party to any legal proceeding, which, if resolved or determined adversely against us, would have a material adverse effect on our business, financial condition or results of operation. We have, however, in the past been, and may in the future be, subject to claims and litigation in the ordinary course of business. In the event that any such claims or litigation are material and are resolved against us, such outcomes or resolutions could have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to A Vote of Security Holders

No matter was submitted to a vote of our shareholders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our American Depositary Receipts, or ADRs, evidencing American Depository Shares, ADSs, which represent ordinary shares deposited with Deutsche Bank Trust Company as depository under the Deposit Agreement, dated as of April 26, 2004, among IONA, the depository and the holders from time to time of ADRs, have been traded in the United States on the NASDAQ Global Market since our initial public offering on February 25, 1997. Each ADR evidences one ADS and each ADS represents one ordinary share. Currently, our ADRs are trading on the NASDAQ Global Market under the symbol “IONA.”

The following table sets forth the high and low sales prices of our ADRs for the fiscal quarters indicated:

	High	Low

Year Ended December 31, 2006
First Quarter	$4.60	$2.86
Second Quarter	$4.75	$3.82
Third Quarter	$4.64	$3.87
Fourth Quarter	$5.70	$4.11
Year Ended December 31, 2007
First Quarter	$6.35	$4.72
Second Quarter	$6.30	$5.00
Third Quarter	$5.65	$3.02
Fourth Quarter	$5.28	$2.73

Our ordinary shares have been listed as a secondary listing on the Official List of the Irish Stock Exchange since December 19, 1997. By virtue of such listing being a secondary listing, we are not subject to the same ongoing regulatory requirements as those which would apply to an Irish company with a primary listing on the Irish Stock Exchange, including the requirement that certain transactions receive the approval of shareholders. For further information, shareholders should consult their own financial advisors.

The following table sets forth the high and low sales prices of our ordinary shares for the fiscal quarters indicated:

	High	Low

Year Ended December 31, 2006
First Quarter	€3.55	€2.32
Second Quarter	€3.70	€3.00
Third Quarter	€3.60	€3.10
Fourth Quarter	€4.52	€3.30
Year Ended December 31, 2007
First Quarter	€4.60	€3.69
Second Quarter	€4.65	€3.76
Third Quarter	€4.10	€2.37
Fourth Quarter	€3.09	€2.20

Holders of Record

As of March 3, 2008, there were 613 holders of record of our ordinary shares.

Dividends

We have never paid dividends and do not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth certain information regarding IONA’s five equity compensation plans as of December 31, 2007.

(C)
	(A)	(B)	Number of
	Number of	Weighted-	Securities
	Securities to be	Average	Remaining
	Issued Upon	Exercise	Available for
	Exercise of	Price of	Future
	Outstanding	Outstanding	Issuance
	Options,	Options,	Under Equity
	Warrants and	Warrants	Compensation
Plan Category	Rights	and Rights	Plans(1)

Equity compensation plans approved by security holders	8,211,664	$4.72	2,865,169
Equity compensation plans not approved by security holders	—	—	—

	8,211,664	$4.72	2,865,169

(1)	Excludes 8,211,664 ordinary shares to be issued (subject to vesting) upon the exercise of outstanding options and rights as set forth in column (A) above, such shares may become available for future issuance if they are forfeited, cancelled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting or otherwise terminated (other than by exercise).

Stock Performance Graph

The following graph compares the five-year cumulative total return to shareholders on our ordinary shares for the period ended December 31, 2007, with the cumulative return of the NASDAQ Composite Index and the NASDAQ Computer Index. The graph assumes that $100.00 was invested on December 31, 2002 in each of our ordinary shares, the NASDAQ Composite Index and the NASDAQ Computer Index, and that all dividends were reinvested. No cash dividends have been declared or paid on our ordinary shares. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among IONA Technologies, The NASDAQ Composite Index
And The NASDAQ Computer Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	2002	2003	2004	2005	2006	2007
IONA Technologies	100.00	175.79	177.19	103.51	172.63	114.39
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Computer	100.00	146.51	150.85	158.21	170.08	206.99

Source: Research Data Group, Inc.

Note:  This graph shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, regardless of any general incorporation language in such filing.

Item 6.	Selected Financial Data

The following selected consolidated financial data as of December 31, 2007 and 2006, and for each of the years ended December 31, 2007, 2006 and 2005, have been derived from, and should be read in conjunction with, our audited Consolidated Financial Statements and Notes thereto set forth in Item 8 of this Annual Report. These financial statements have been prepared in accordance with U.S. GAAP. The selected financial data as of December 31, 2005, 2004 and 2003, and for each of the years ended December 31, 2004 and 2003 have been derived from our audited Consolidated Financial Statements not appearing in this Annual Report, but appearing in previously filed Annual Reports, which have also been prepared in accordance with U.S. GAAP.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue:
Product revenue	$38,842	$42,056	$33,630	$30,735	$35,737
Service revenue	38,818	35,782	33,176	37,284	38,453

Total revenue	77,660	77,838	66,806	68,019	74,190
Cost of revenue:
Cost of product revenue	841	523	636	435	949
Cost of service revenue	14,611	13,220	11,684	11,790	14,275

Total cost of revenue	15,452	13,743	12,320	12,225	15,224

Gross profit	62,208	64,095	54,486	55,794	58,966
Operating expenses:
Research and development	20,016	15,946	15,848	17,204	27,134
Sales and marketing	31,687	33,221	30,293	29,263	41,180
General and administrative	12,744	12,375	9,287	8,808	10,590
Amortization of intangible and other assets	163	—	94	374	374
Restructuring	1,233	—	(189)	—	20,525
Adjustment of acquisition liabilities	—	—	—	(600)	—
Impairment of other assets and property and equipment	—	—	—	—	3,271

Total operating expenses	65,843	61,542	55,333	55,049	103,074

(Loss) income from operations	(3,635)	2,553	(847)	745	(44,108)
Interest income, net	2,040	1,738	825	286	483
Net exchange (loss) gain	(143)	(559)	99	(273)	337

(Loss) income before (benefit) provision for income taxes	(1,738)	3,732	77	758	(43,288)
(Benefit) provision for income taxes	(1,000)	1,212	920	566	948

Net (loss) income	$(738)	$2,520	$(843)	$192	$(44,236)

Basic net (loss) income per ordinary share and per ADS	$(0.02)	$0.07	$(0.02)	$0.01	$(1.33)
Shares used in computing basic net (loss) income per ordinary share and per ADS	36,329	35,648	35,139	34,570	33,335
Diluted net (loss) income per ordinary share and per ADS	$(0.02)	$0.07	$(0.02)	$0.01	$(1.33)
Shares used in computing diluted net (loss) income per ordinary share and per ADS	36,329	36,269	35,139	36,333	33,335

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$56,481	$53,964	$52,116	$59,915	$56,649
Working capital	$37,968	$42,769	$33,384	$32,085	$30,417
Total assets	$86,296	$77,128	$71,518	$79,943	$89,859
Ordinary shares (number)	36,532	35,930	35,360	34,804	34,006
Ordinary share value (par value)	$101	$99	$98	$96	$94
Total shareholders’ equity	$49,551	$43,797	$35,241	$34,962	$33,112
Dividends declared per share	$—	$—	$—	$—	$—

Certain amounts reported in the prior year have been reclassified to conform with the presentation in 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We generate revenue from product licenses, as well as from our consulting, training and support services. To date, we have derived most of our revenue from the licensing of our closed source software products that currently comprise our Orbix and Artix product lines, and fees from related services. We expect that as our Orbix products continue to mature, our Artix products and our FUSE open source products will increasingly contribute to our revenue as they continue to gain market acceptance.

We market our products and services through our direct marketing and sales organizations and through indirect channels, including software vendors, system integrators, original equipment manufacturers, value-added resellers and, to a lesser extent, third-party distributors. Our total revenue is dependent on the growth in demand for our software and services. In general, product revenue in the first quarter of each year declines from the fourth quarter of the prior year in line with traditional seasonal trends.

Our gross margins are affected by the mix of product and service revenue and the variety of distribution channels utilized. We typically realize significantly higher gross margins on product revenue than on service revenue. Management reviews and analyzes several key performance indicators in order to manage our business and assess the quality of and potential variability of our revenues and cash flows. These key performance indicators, which are discussed in more detail below, include:

•	Revenue growth provides an important guide to our overall business growth and the success of our sales and marketing efforts;

•	Gross margin is an indicator of our offering mix, competitive pricing pressures and the cost of our operations;

•	Growth in our Artix product revenue is an indicator of the success of our focused sales efforts;

•	Earnings per share is an indicator of our overall performance;

•	Liquidity and cash flows is an indicator of our management of our balance sheet and expenses; and

•	Growth in our FUSE open source services revenue is an indicator of market acceptance of our introductory offerings.

Acquisitions

On April 6, 2007, we purchased substantially all of the assets of LogicBlaze, Inc., or LogicBlaze, a provider of open source solutions for SOA and business integration for approximately $3.3 million. Approximately $0.6 million of the purchase price is being held in escrow in accordance with the terms and conditions of an escrow agreement. On March 6, 2007, we also purchased substantially all of the assets of

Century 24 Solutions Limited, or C24, a software development firm specializing in data management and transformation technology, for approximately $7.3 million. Approximately $1.4 million of the purchase price is being held in escrow in accordance with the terms and conditions of an escrow agreement. The acquisitions were accounted for as purchases, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of December 31, 2007, and the operating results of LogicBlaze and C24 are included in the consolidated statement of operations since the date of each respective acquisition.

In 2001, we acquired Netfish Technologies, Inc., or Netfish, for consideration consisting of 5,036,318 newly-issued ordinary shares (815,102 of which were issuable upon the exercise of replacement options) and $30.9 million in closing costs. Of the newly-issued ordinary shares, 504,598 were held back to fund indemnification claims made by us against Netfish. In May 2002, we released 236,403 of the 504,598 ordinary shares being held in escrow. The remaining 268,195 ordinary shares remain in escrow to cover indemnification claims made by us. If the pending indemnification claims are resolved in a manner unfavorable to us, up to 268,195 ordinary shares held back by us could be distributed to the former holders of Netfish shares.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of our Consolidated Financial Statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition;

•	Allowances for Doubtful Accounts;

•	Share-Based Compensation;

•	Accounting for Income Taxes;

•	Goodwill and Intangible Assets;

•	Restructuring; and

•	Foreign Currency.

In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors. See Notes to our Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by U.S. GAAP.

Revenue Recognition

We recognize the majority of our revenue pursuant to software license and support agreements. While the basis for software license revenue recognition is governed by the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9 and related interpretations, we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenue to be recognized in each accounting period.

We do not enter into arrangements to deliver software requiring significant production, modification or customization to our software products.

For our software license arrangements we recognize revenue when:

•	we enter into a legally binding arrangement with a customer for the license of software;

•	delivery has occurred;

•	the customer fee is fixed or determinable; and

•	collection is probable.

For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by vendor specific objective evidence of fair value, or VSOE. VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for each element when sold separately, including the renewal rate for support services. We maintain management approved price lists for our product licenses, customer support and professional services. We infrequently offer discounts on our customer support or professional services, and if offered, such discounts are usually insignificant. If we cannot objectively determine the fair value of any undelivered element included in the multiple element arrangement, we defer revenue until all elements are delivered, services have been performed, or until fair value can be objectively determined. When the fair value of a delivered element cannot be established, we use the residual method to record revenue, provided the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and recognized as they are delivered and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

We believe that our normal pricing and discounting practices provide a basis for establishing VSOE of fair value for the undelivered elements based on the following facts:

•	Support contracts are regularly sold on a stand-alone basis to customers that choose to renew the support contract beyond the initial term. Support contract pricing is based on established list pricing. The renewal purchases at consistent pricing provide the basis for VSOE on the support contracts. Support revenue is recognized ratably over the contract support term.

•	Consulting contracts are regularly sold on a stand-alone basis to customers requesting these services. Consulting contract pricing is at a flat daily rate and customers purchase an appropriate number of service days. The consulting services delivered on a stand-alone basis at consistent pricing provide the basis for VSOE on the consulting contracts. Consulting revenue is recognized as the services are performed.

We perform an annual analysis of all contracts to ensure that the actual allocation of fair value to undelivered elements is not significantly different from the established VSOE rates for the individual elements. The analysis is segmented by level of support and type of customer (i.e., end-user licensee or licensee with rights of distribution).

We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. Our standard payment terms are typically net 30 days. Payment terms, however, may vary based on the country in which the agreement is executed. Payments that extend beyond 30 days from the contract date, but that are due within twelve months, are generally deemed to be fixed or determinable based on our successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition.

We assess whether collection is probable at the time of the transaction based on a number of factors, including the customer’s past transaction history and credit-worthiness. If we determine that the collection of the fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon the receipt of cash.

We deliver products electronically or by overnight courier F.O.B. origin, and our software arrangements typically do not contain acceptance provisions. Accordingly, delivery is usually satisfied when the customers have been provided with access codes to allow them to take immediate possession of the software, or when shipped by courier, when the product leaves our premises.

Revenue from royalty arrangements in excess of guaranteed amounts is recognized upon notification of such royalties payable by the customer.

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts, as a reduction of accounts receivable, based on our analyses of the likelihood that our customers will not pay all amounts due to us. In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably believed to be collectable. For all our customers, we perform analyses of the likelihood of payment, which includes a review of their credit profiles, the terms and conditions of the contracts with our customers, current economic trends and payment history. We reassess these allowances each accounting period. Historically, our actual losses and credits have been consistent with these provisions. If actual payment experience with our customers is different than our estimates, adjustments to these allowances may be necessary resulting in additional charges to our Consolidated Financial Statements.

Share-Based Compensation

We grant share options to purchase our ordinary shares to our employees and directors under our equity incentive plans. We may also grant other types of equity incentives, including share appreciation rights, restricted share awards, unrestricted share awards, phantom share units and performance based awards to certain key employees under our 2006 Share Incentive Plan. Eligible employees may also purchase our ordinary shares at 85% of the lower of the fair market value on the first or the last day of the offering period under our employee share purchase plan. Our practice, in general, is to issue ordinary shares or ADRs from previously unissued shares upon exercise or settlement of options and in connection with the employee share purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, or SFAS 123R.

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R. Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related Interpretations, as permitted by SFAS No. 123, Accounting for Share-based Compensation, or SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying shares on the date of grant.

We adopted SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in the year ended December 31, 2006, included: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for the prior periods have not been restated.

Share-based compensation expense recognized under SFAS 123R for the years ended December 31, 2007 and 2006 was $4.7 million and $4.6 million, respectively. At December 31, 2007, the total unamortized fair value of share options expected to vest was $6.7 million. The weighted average period over which the unamortized fair value of share options will be recognized is 1.4 years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the share-based award and share price volatility. The assumptions used in calculating the fair value of share-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used or are used in the future, our share-based compensation expense could be materially different. In addition, we are required to estimate the expected option forfeiture rate and only recognize expense for those shares expected to vest. If our actual option forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different. Our weighted average estimated option forfeiture rate, based on our historical option forfeiture experience, is approximately 9%. We will record additional expense if the actual option forfeitures are lower than estimated and will record a recovery of prior expense if the actual option forfeitures are higher than estimated.

The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. This methodology results in a weighted average expected term calculation of 3.8 years. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. This methodology results in a weighted average risk free rate of approximately 4.6%. Expected volatility is based on the historical volatility of IONA’s shares. This methodology results in a volatility calculation of 66.9%. We used the straight-line method for expense attribution.

Accounting for Income Taxes

Significant judgment is required in determining our worldwide income tax expense provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of income sharing and cost reimbursement arrangements among related entities, the process of identifying items of income and expense that qualify for preferential tax treatment, and segregation of foreign and domestic income and expense to avoid double taxation.

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets by the amount of tax benefits we estimate are not expected to be realized. Tax benefits will not be realized if we do not generate sufficient taxable income in the future to apply against the deferred tax balance.

Based upon our U.S. operating results and an assessment of our expected future U.S. results, we concluded that it was more likely than not that we would be able to realize a portion of our U.S. deferred tax assets and net operating loss carryforwards prior to their expiration. As a result, we reduced our deferred tax asset valuation allowance related to U.S. deferred tax assets in 2007, resulting in recognition of a deferred tax asset of $2.0 million. This has been partially offset by the recognition of $0.1 million in deferred tax liabilities in Japan. We will continue to review our operating results to determine if it becomes more likely than not that our deferred tax assets will be realized in the future, at which time we would release some or all of the valuation allowance. The reduction in our valuation allowance results in an income tax benefit in the current period and could have a negative impact on our results in future periods as we would expect to begin recording an increase in the provision for income taxes.

In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

The majority of our unbenefited deferred tax assets relate to net operating loss carryforwards in the U.S. and Ireland and are $27.4 million and $12.4 million, respectively. The utilization and realization of these deferred tax assets are dependant upon many complex factors including the future jurisdictional mix of our earnings as adjusted for the income sharing and cost reimbursement arrangements among the related entities. Historically, the differences between book income and taxable income have varied in both amount and type but have primarily been the result of timing differences and share-based compensation deductions. In addition, we believe that we will realize our benefited deferred tax assets assuming continued profitability in the applicable jurisdictions at existing levels.

We have significant operations and generate a substantial portion of our taxable income in Ireland. In general, the tax rate in Ireland on trading income, which is 12.5%, is significantly lower than U.S. tax rates. Moreover, our Irish taxable income derived from software substantially developed in Ireland is taxed at a 10% effective tax rate through December 31, 2010. Therefore, our effective tax rate is affected by the percentage of revenue that qualifies for this favorable tax treatment. We anticipate that we will continue to benefit from this tax treatment, although the extent of the benefit could vary from period to period, and our tax treatment may change in the future. Any variation in the amount of our benefit from this tax treatment could have a material adverse effect on our business, financial condition and results of operations.

In addition, we operate within multiple worldwide taxing jurisdictions and may be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time for resolution. We believe that adequate provisions for income taxes have been made.

Goodwill and Intangible Assets

At December 31, 2007, we have approximately $10.1 million of goodwill and intangible assets related to acquisitions, net of approximately $0.7 million of accumulated amortization. Goodwill and intangible assets with indefinite lives are tested at least annually for impairment in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The goodwill and other intangible asset impairment test is a two-step process. The first step of the impairment analysis compares our fair value to its net book value to determine if there is an indicator of impairment. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. Since we have one reporting unit, we calculate fair value using the average market price of our American Depositary Receipts over a seven-day period surrounding the annual impairment testing date (during the fourth fiscal quarter) and the number of our ordinary shares outstanding on the date of the annual impairment test. Step two of the analysis compares the implied fair value of goodwill and other intangible assets to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill and other intangible assets exceeds its implied fair value, an impairment loss is recognized equal to that excess. We test our goodwill and other intangible assets for impairment annually during the fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill or other intangible assets may be impaired. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired. As of December 31, 2007, we were not aware of any indicators or impairment that would impact the carrying value of goodwill and intangible assets.

Restructuring

Prior to 2007, we recorded restructuring charges and credits to align our cost structure with changing market conditions. Our restructuring plan resulted in a reduction in headcount and the closure and consolidation of excess facilities. In determining the charges to record, we made certain estimates and judgments surrounding the amounts ultimately to be paid for the actions we have taken. At December 31, 2007, there were various accruals recorded for the costs associated with certain excess facilities and lease obligations, which may be adjusted periodically for either resolution of certain contractual commitments or changes in estimates of sublease income or the period of time the facilities will be vacant and subleased. During 2007, we recorded a restructuring charge of $1.2 million related to a subtenant’s decision not to renew its sublease. Although we do not anticipate additional significant changes to our restructuring accruals for existing excess facilities, the actual costs may differ from those recorded in the event that the subleasing assumptions require adjustment due to changes in economic conditions surrounding the real estate market, actions of our subtenants or if we terminate our lease obligations prior to the scheduled termination dates.

In order to estimate the costs related to our restructuring efforts, we made our best estimates of the most likely expected outcomes of the significant actions to accomplish the restructuring. These estimates principally related to charges for excess facilities and included estimates of future sublease income, future net operating expenses of the facilities, brokerage commissions and other expenses. The charge was calculated by taking into consideration:

(1) the committed annual rental charge associated with the vacant square footage;

(2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook following consultation with third party realtors;

(3) an assessment of the period of time the facility would remain vacant before being sublet;

(4) an assessment of the percentage increases in the primary lease rent at each review; and

(5) the application of a discount rate of 4% over the remaining period of the lease or termination clause.

These estimates are reviewed at the end of each period and would be revised if estimated future vacancy rates and sublease rates vary from our original estimates. Historically, our estimates and assumptions used to determine the liability for excess facilities have been consistent with actual results experienced. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize.

Foreign Currency

The U.S. dollar is our functional currency. A percentage of our revenue, expenses, assets and liabilities are denominated in currencies other than our functional currency. Monetary assets and liabilities denominated in currencies other than the U.S. dollar are translated at year end exchange rates. Revenue and expenses denominated in currencies other than the U.S. dollar are translated at rates approximating those ruling at the dates of the related transactions. Resulting gains and losses are included in net (loss) income for the year. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly on our operating margins, and could also result in exchange gains and losses. We cannot accurately predict the impact of future exchange rate fluctuations on our consolidated results of operations. We have in the past sought to hedge the risks associated with fluctuations in exchange rates of the Irish pound and the Euro to the dollar. However, we currently rely on offsetting assets and liabilities in the primary currencies in which we operate to mitigate our foreign exchange risk and we have had no derivative or hedging transactions in 2007, 2006 or 2005. In the future, we may undertake transactions to hedge the risks associated with fluctuations in exchange rates.

Recent Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective as of January 1, 2008 and we do not expect its adoption to have a material impact on our Consolidated Financial Statements.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment, or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS 159 were effective as of January 1, 2008 and we do not expect its adoption to have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued Financial Accounting Standards No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to all business combination transactions for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51, or SFAS 160. SFAS 160 requires (1) presentation of ownership interests in subsidiaries held by parties other than the parent within equity in the consolidated statements of financial position, but separately from the parent’s equity; (2) separate presentation of the consolidated net income attributable to the parent and to the minority interest on the face of the consolidated statements of income; (3) accounting for changes in a parent’s ownership interest where the parent retains its controlling financial interest in its subsidiary as equity transactions; (4) initial measurement of the noncontrolling interest retained for any deconsolidated subsidiaries at fair value with recognition of any resulting gains or losses through earnings; and (5) additional disclosures that identify and distinguish between the interests of the parent and noncontrolling owners. The provisions of SFAS 160 are effective for us beginning January 1, 2009. Adoption of SFAS 160 is not expected to have a material impact on our Consolidated Financial Statements.

Results of Operations

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2007	2006	2005

Revenue:
Product revenue	50.0%	54.0%	50.3%
Service revenue	50.0	46.0	49.7

Total revenue	100.0	100.0	100.0

Cost of revenue:
Cost of product revenue	1.1	0.7	1.0
Cost of service revenue	18.8	17.0	17.5

Total cost of revenue	19.9	17.7	18.5

Gross margin	80.1	82.3	81.5
Operating expenses:
Research and development	25.8	20.5	23.7
Sales and marketing	40.8	42.7	45.3
General and administrative	16.4	15.9	13.9
Amortization of intangible and other assets	0.2	—	0.1
Restructuring	1.6	—	(0.3)

Total operating expenses	84.8	79.1	82.7
(Loss) income from operations	(4.7)	3.3	(1.2)
Interest income, net	2.6	2.2	1.2
Net exchange (loss) gain	(0.2)	(0.7)	0.1

(Loss) income before (benefit) provision for income taxes	(2.3)	4.8	0.1
(Benefit) provision for income taxes	(1.3)	1.6	1.4

Net (loss) income	(1.0)%	3.2%	(1.3)%

Gross margin:
Product (as a percentage of product revenue)	97.8%	98.8%	98.1%
Service (as a percentage of service revenue)	62.4%	63.1%	64.8%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Total Revenue

Revenue by geographic area is presented based upon the end customer’s designated delivery point. Revenue by geographic area is as follows:

	Year Ended December 31,
		% of		% of
	2007	Total	2006	Total	% Change
	($ in millions)

Americas	$42.9	55.2%	$42.7	54.9%	0.5%
Europe, Middle East and Africa	25.1	32.3%	22.7	29.2%	10.6%
Asia-Pacific Rim	9.7	12.5%	12.4	15.9%	(21.8)%

Total revenue	$77.7		$77.8		(0.2)%

The total number of revenue transactions over $250,000 decreased to 41 in 2007 from 54 in 2006. There was an increase in average transaction size to approximately $76,000 in 2007 from approximately $75,000 in 2006.

Sales to Boeing represented approximately 18% and 17%, respectively, of our revenue for the years ended December 31, 2007 and 2006. In addition, due in part to industry consolidation in the telecommunications market, sales to AT&T represented approximately 11% of our revenue for the years ended December 31, 2007 and 2006.

	Year Ended December 31,
	2007	2006	% Change
	($ in millions)

Product revenue	$38.9	$42.0	(7.6)%
Service revenue	38.8	35.8	8.5

Total revenue	$77.7	$77.8	(0.2)%

The decrease in product revenue was attributable to a continued decline in revenue from our Orbix family of products partially offset by increased revenue from our Artix family of products. We expect the dollar amount of product revenue for our Orbix product family to continue to decline, as the product family continues to age, and be offset by an increase in revenue for our Artix product family.

Service revenue includes revenues from maintenance, consulting and training. Maintenance revenue increased $2.3 million to $32.0 million during 2007, compared to $29.7 million during the same period of 2006. The increase in maintenance revenue is primarily related to an increase in Artix support contracts. Consulting and training revenue increased $0.7 million to $6.8 million during 2007 from $6.1 million during 2006. The increase in consulting and training revenue was primarily due to sales related to our FUSE open source product family.

Cost of Product Revenue

	Year Ended December 31,
	2007	2006	% Change
	($ in millions)

Cost of product revenue	$0.8	$0.5	60.8%
Gross margin	97.8%	98.8%

Cost of product revenue consists primarily of product media and duplication, manuals, packaging materials, shipping and handling expenses, third-party royalties, amortization of purchased technology and, to a lesser extent, the salaries and benefits of certain personnel and related operating costs of computer equipment. The increase in cost of product revenue year-over-year is attributable to $0.5 million of intangible asset amortization related to the C24 acquisition that was completed in 2007. We recorded $2.4 million of developed technology which is being amortized on a straight-line basis to cost of product revenue over a four year period. This additional cost in the current year was partially offset by a decrease in third-party royalties.

Cost of Service Revenue

	Year Ended December 31,
	2007	2006	% Change
	($ in millions)

Cost of service revenue	$14.6	$13.2	10.5%
Gross margin	62.4%	63.1%

Cost of service revenue consists primarily of personnel costs for consultancy, training, customer support, product configuration and implementation, and related operating costs of computer equipment and travel expenses. The increase in cost of service revenue expenses was primarily attributable to increased personnel costs related to foreign exchange, inflation and acquisition related costs. The average number of service personnel increased to 58 for the year ended December 31, 2007, compared to 56 for the year ended

December 31, 2006. We expect that the cost of service revenue expenses will increase in 2008 primarily as a result of our continued efforts to grow our consulting and training business.

Research and Development

	Year Ended December 31,
	2007	2006	% Change
	($ in millions)

Research and development	$20.0	$15.9	25.5%
Percentage of revenue	25.8%	20.5%

Research and development expenses consist primarily of salaries and benefits of research and development personnel, costs of third-party contractors, personnel-related overhead allocation, depreciation expenses arising from the acquisition of computer equipment, software license fees and related indirect costs. The increase in research and development expense is primarily related to an increase in personnel costs attributable to acquisition, foreign exchange and inflation related costs. Primarily attributable to acquisitions, the average number of research and development personnel increased to 139 for the year ended December 31, 2007, compared to 130 for the year ended December 31, 2006. We expect research and development expenses will decrease in aggregate dollar amount in 2008 primarily as a result of restructuring actions executed in the first quarter of 2008.

Sales and Marketing

	Year Ended December 31,
	2007	2006	% Change
	($ in millions)

Sales and marketing	$31.7	$33.2	(4.6)%
Percentage of revenue	40.8%	42.7%

Sales and marketing expenses consist primarily of salaries, sales commissions and benefits of sales and marketing personnel, personnel-related overhead allocation, travel, entertainment, advertising and promotional expenses, and related indirect costs. The decrease in sales and marketing expenses is primarily related to a decrease in volume related expenses. The average number of sales and marketing personnel increased to 109 for the year ended December 31, 2007, compared to 108 for the year ended December 31, 2006. We expect that sales and marketing expenses will remain at approximately the same level in 2008 as in 2007.

General and Administrative

	Year Ended December 31,
	2007	2006	% Change
	($ in millions)

General and administrative	$12.7	$12.4	3.0%
Percentage of revenue	16.4%	15.9%

General and administrative expenses consist primarily of salaries and benefits of financial, administrative and management personnel, general office administration expenses (rent and occupancy, telephone and other office supply costs), and related indirect costs. General and administrative expenses also include professional fees, provisions for bad debt, liability insurance and depreciation. The increase in general and administrative expenses was primarily related to increased audit and compliance fees. The average number of general and administrative personnel increased to 56 for the year ended December 31, 2007, compared to 52 for the year ended December 31, 2006. We expect general and administrative expenses to increase in 2008 due to increased professional fees as compared to 2007.

Amortization of Intangible and Other Assets

In 2007, we recorded $3.3 million of intangible assets related to our acquisitions of C24 and LogicBlaze consisting of technology, customer relationships and covenants not to compete. Intangible assets of approximately $2.4 million related to technology are amortized to cost of product revenue whereas approximately $0.9 million of intangible assets related to customer relationships and covenant not to compete are amortized to operating expenses. These assets are principally being amortized on a straight-line basis over a three to five year period. Amortization expense of $0.2 million in 2007 represents amortization of customer relationships and covenants not to compete.

Restructuring

In 2007, we recorded a $1.2 million restructuring charge related to a subtenant’s decision not to renew a sublease for our Dublin facility. Cash outlays associated with the restructuring plans initiated in previous periods totaled approximately $0.1 million during 2007 related to facility closure costs. During 2006, we recorded a $0.2 million charge related to a revision of lease estimates for previous restructurings and released $0.2 million of restructuring accruals related to the negotiation of a new sublease in the United Kingdom. Cash outlays associated with the restructuring plans initiated in previous periods totaled approximately $0.6 million during 2006 related to facility closure costs.

On January 11, 2008, we committed to a cost reduction plan focused on streamlining our operations and the elimination of certain fixed costs. This includes costs associated with a workforce reduction across the Company, costs associated with the consolidation of certain of our facilities, and other associated costs. We estimate a total of $1.5 million to $1.7 million for severance payments and related costs in connection with workforce reduction actions during the first half of 2008. We are currently exploring our options to mitigate our affected real estate lease obligations. At this time, we are unable to estimate the amount or range of costs and timing of charges associated with the consolidation of certain facilities and other associated costs.

Interest Income, Net

Interest income, net primarily represents interest earned on cash and investment balances net of investment related expenses. Interest income, net was $2.0 million in 2007 compared to $1.7 million in 2006. The increase in interest income, net was due primarily to an increase in interest rates.

Net Exchange Loss

Net exchange loss was $0.1 million in 2007 compared to $0.6 million in 2006. The net exchange loss in both periods was primarily due to the average strength of the Euro against the U.S. dollar, partially offset by the average strength of the Japanese Yen against the U.S. dollar.

(Benefit) Provision for Income Taxes

In 2007, we had an income tax benefit of $1.0 million compared to a provision for income taxes of $1.2 million in 2006. Included in the income tax benefit for 2007 are $2.0 million of deferred tax benefit related to the reversal of a portion of our deferred tax assets and related valuation allowance and $0.1 million of deferred tax expense related to deferred tax liabilities in Japan. Provision for incomes taxes for 2007, excluding the net deferred tax benefit of $1.9 million, was $0.9 million. The decrease in our income tax provision is primarily a result of lower taxable income.

Based upon our U.S. operating results and an assessment of our expected future results, we concluded that it was more likely than not that we would be able to realize a portion of our U.S. deferred tax assets, including a portion of our net operating loss carryforward tax assets prior to their expiration. As a result, we reduced our deferred tax asset valuation allowance in 2007, resulting in recognition of a deferred tax asset of $2.0 million. This has been partially offset by $0.1 million in deferred tax liabilities in Japan. We may record additional deferred tax benefits in future periods if we expect to utilize additional net operating losses. The reduction in our valuation allowance resulted in an income tax benefit during 2007 and could have a negative impact on our results in future periods as we would expect to begin recording an increase in the provision for income taxes.

At December 31, 2007, we had net operating loss carryforwards of approximately $71.9 million for U.S. federal income tax purposes, including approximately $64.3 million pre-acquisition losses from the acquisition of Netfish Technologies, Inc., or Netfish, in 2001, which will expire in tax years 2011 through 2025, if not previously utilized. At December 31, 2007, we also had net operating loss carryforwards of approximately $124.1 million and $3.5 million for Irish and Australian tax purposes, respectively, both of which carry forward indefinitely. However, as of December 31, 2006, we no longer had active operations in Australia.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Total Revenue

Revenue by geographic area is presented based upon the end customer’s designated delivery point. Revenue by geographic area is as follows:

	Year Ended December 31,
		% of		% of
	2006	Total	2005	Total	% Change
	($ in millions)

Americas	$42.7	54.9%	$32.2	48.2%	32.6%
Europe, Middle East and Africa	22.7	29.2%	26.0	38.9%	(12.7)%
Asia-Pacific Rim	12.4	15.9%	8.6	12.9%	44.7%

Total revenue	$77.8		$66.8		16.5%

The total number of revenue transactions over $250,000 increased to 54 in 2006 from 48 in 2005. There was an increase in average transaction size to approximately $75,000 in 2006 from $64,000 in 2005. Sales to Boeing represented approximately 17% of our revenue for the year ended December 31, 2006. In addition, due in part to industry consolidation in the telecommunications market, sales to AT&T represented approximately 11% of our revenue for the year ended December 31, 2006. No customer accounted for more than 10% of our revenue in 2005.

	Year Ended December 31,
	2006	2005	% Change
	($ in millions)

Product revenue	$42.0	$33.6	25.1%
Service revenue	35.8	33.2	7.9

Total revenue	$77.8	$66.8	16.5%

The increase in both product and service revenue was attributable to increased demand for our Artix family of products. More specifically, consulting and training revenue increased by $2.6 million, or 75.1%, to $6.1 million in 2006 from $3.5 million in 2005. The increase in consulting and training revenue is primarily attributable to consulting engagements relating to our Artix product family. Maintenance revenue remained flat at $29.7 million in both 2006 and 2005. In 2006, the increase in Artix support contracts was partially offset by the expiration of Orbix support contracts from prior years.

Cost of Product Revenue

	Year Ended December 31,
	2006	2005	% Change
	($ in millions)

Cost of product revenue	$0.5	$0.6	(17.8)%
Gross margin	98.8%	98.1%

The improvement in product gross margin year-over-year is primarily attributable to a decrease in amortization of certain other assets in 2006, when compared to the prior period.

Cost of Service Revenue

	Year Ended December 31,
	2006	2005	% Change
	($ in millions)

Cost of service revenue	$13.2	$11.7	13.1%
Gross margin	63.1%	64.8%

The decrease in service gross margin was primarily attributable to share-based compensation costs of approximately $0.5 million incurred in 2006 upon adoption of SFAS 123R, as well as an increase in external contract labor used to service consulting revenue. The average number of service personnel increased to 56 in 2006 from 55 in 2005.

Research and Development

	Year Ended December 31,
	2006	2005	% Change
	($ in millions)

Research and development	$15.9	$15.8	0.6%
Percentage of revenue	20.5%	23.7%

The increase in research and development expenses in dollar amount was primarily the result of share-based compensation costs of approximately $0.9 million incurred in 2006 upon adoption of SFAS 123R. This additional expense in 2006 was partially offset by reductions related to consolidation of development infrastructure, the movement towards lower cost geographies, and an expense of approximately $0.3 million incurred in the prior year related to a first time accrual for vacation expense. The average number of research and development personnel increased to 130 in 2006 from 129 in 2005.

Sales and Marketing

	Year Ended December 31,
	2006	2005	% Change
	($ in millions)

Sales and marketing	$33.2	$30.3	9.7%
Percentage of revenue	42.7%	45.3%

The increase in sales and marketing expenses in dollar amount was primarily the result of approximately $1.6 million of share-based compensation costs incurred in 2006 upon adoption of SFAS 123R. Additionally, payments made to two customers in the Asia-Pacific Rim region to resolve a consumption tax issue related to previous years and a settlement to resolve a foreign payroll tax liability arising out of the 2001 termination of employees of an acquired company contributed to the increase in sales and marketing expenses in 2006. The average number of sales and marketing personnel was 108 in both 2006 and 2005.

General and Administrative

	Year Ended December 31,
	2006	2005	% Change
	($ in millions)

General and administrative	$12.4	$9.3	33.3%
Percentage of revenue	15.9%	13.9%

The increase in general and administrative expenses was primarily the result of approximately $1.6 million of share-based compensation costs incurred in the current period upon adoption of SFAS 123R. The remaining increase was primarily the result of increased audit, legal and compliance fees, compensation expenses and an increase in provisions for bad debt. The average number of general and administrative personnel was 52 in both 2006 and 2005.

Amortization of Intangible and Other Assets

Amortization of intangible and other assets in 2005 consists of the amortization of purchased technologies acquired by us, which have reached technological feasibility. Amortization of intangible and other assets was zero in 2006, compared to $0.1 million, or 0.1% of total revenue in 2005. The decrease in amortization of intangible and other assets is primarily attributable to the full amortization of certain intangible assets.

Restructuring

Cash outlays associated with the restructuring plans initiated in previous periods totaled approximately $0.6 million during 2006 related to facility closure costs. During 2006, we recorded a $0.2 million charge related to a revision of lease estimates for previous restructurings and released $0.2 million of restructuring accruals related to the negotiation of a new sublease in the United Kingdom. In 2005, we released $0.2 million of restructuring accruals of which $0.1 million was related to severance and benefit costs from previous restructurings and $0.1 million was related to facilities costs for our Dublin, Ireland and Reading, UK offices. Cash outlays associated with the restructuring plans initiated in previous periods totaled approximately $5.8 million during 2005, including approximately $0.3 million in severance and related benefits paid to employees worldwide and $5.5 million in facility closure costs.

Interest Income, Net

Interest income, net primarily represents interest earned on cash and investment balances net of investment related expenses. Interest income, net was $1.7 million in 2006 compared to $0.8 million in 2005. The increase in interest income, net was due primarily to an increase in interest rates.

Net Exchange (Loss) Gain

Net exchange loss was $0.6 million in 2006 compared to a net exchange gain of $0.1 million in 2005. The net exchange loss in 2006 was primarily due to the average strength of the Euro against the U.S. dollar. The net exchange gain for 2005 was primarily due to the strengthening of the U.S. dollar against the Euro partially offset by the strengthening of the U.S. dollar against the Japanese Yen.

Provision for Income Taxes

Income taxes were $1.2 million in 2006 compared to $0.9 million in 2005. The increase in the charge for income taxes in 2006 compared to 2005 arises as a result of an increase in taxes payable in foreign jurisdictions.

At December 31, 2006, we had net operating loss carryforwards of approximately $116.0 million for U.S. federal income tax purposes, including approximately $64.3 million pre-acquisition losses from the acquisition of Netfish Technologies, Inc., or Netfish, in 2001, which will expire in tax years 2011 through 2025, if not previously utilized. At December 31, 2006, we also had net operating loss carryforwards of approximately $121.9 million and $2.9 million for Irish and Australian tax purposes, respectively, both of which carry forward indefinitely. However, as of December 31, 2006, we no longer had active operations in Australia.

Exposure to Currency Fluctuations

Our Consolidated Financial Statements are prepared in U.S. dollars, our functional currency. A percentage of our revenue, expenses, assets and liabilities are denominated in currencies other than our functional currency. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could also result in exchange gains and losses. As a result of currency fluctuations, we recognized an exchange loss of $0.1 million in 2007 compared to $0.6 million in 2006. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. We have in the past sought to hedge the risks associated with fluctuations in exchange rates of the Irish pound and the Euro to the U.S. dollar. However, we currently rely on offsetting assets and liabilities in the primary currencies in which we operate to mitigate our foreign exchange risk and we had no derivative or hedging transactions in 2007, 2006 or 2005. In the future, we may undertake transactions to hedge the risks associated with fluctuations in exchange rates. See also Item 7A “Quantitative and Qualitative Disclosure About Market Risk.”

Liquidity and Capital Resources

Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sales of equity securities and operating leases, and from operations. At December 31, 2007, we had cash and cash equivalents, restricted cash, and marketable securities of $56.5 million, representing an increase of $2.5 million from December 31, 2006.

The following table shows the major components of our statements of cash flows for the last three years:

	2007	2006	2005
	($ in thousands)

Cash and equivalents, beginning of period	$37,569	$27,936	$33,250
Net cash provided by (used in) operating activities	12,917	968	(5,267)
Net cash (used in) provided by investing activities	(30,495)	7,246	(1,169)
Net cash provided by financing activities	1,776	1,419	1,122

Cash and equivalents, end of period	$21,767	$37,569	$27,936

Net cash provided by operating activities was $12.9 million in 2007 compared to $1.0 million in 2006. The increase in cash provided by operating activities primarily results from collections on our accounts receivables in the current year and an increase in accruals for deferred revenue compared to the same period in 2006.

As of December 31, 2007, we had approximately $0.2 million of irrevocable letters of credit outstanding in connection with a facility lease, which renews annually for the duration of the lease term, and expires in July 2011. The investments pledged for security of the letters of credit are presented as restricted cash on our consolidated balance sheets.

To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities result from changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors in respect of accounts payable. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements and management’s assessment of our cash inflows.

Net cash used in investing activities was $30.5 million in 2007 compared to net cash provided by investing activities of $7.2 million in 2006. The primary reasons for the increase in cash used in investing activities in 2007 were $10.6 million of cash used in our acquisitions of C24 and LogicBlaze and an increase in purchases of investments with greater than 90 day maturities, which are classified as marketable securities.

A portion of our marketable securities available for sale include student loan auction rate securities with interest rates which reset every 28 to 31 days. In the event there is insufficient demand at auction (also know as failure to settle) for auction rates securities in which we have invested, our investment will not be liquid until a future auction on these investments is successful or the bond matures. If the security issuer is unable to successfully close future auctions and their credit worthiness deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge. If we were to sell the auction rate securities outside of an auction reset date we could recognize a loss on some portion of the principal amount of these holdings. At December 31, 2007 we held $20.0 million of these student loan auction rate securities, all of which had successful auction interest rate resets between January 1, 2008 and February 9, 2008. As of

March 10, 2008 $18.0 million of our auction rate securities failed to settle. See Note 19 of our Notes to Consolidated Financial Statement.

Net cash provided by financing activities was $1.8 million, $1.4 million and $1.1 million in 2007, 2006 and 2005 respectively. In 2007, 2006 and 2005, net cash provided by financing activities resulted primarily from the proceeds from the exercise of share options and the sale of shares under our 1999 Employee Stock Purchase Plan.

We anticipate our operating costs will remain relatively stable or be reduced for the foreseeable future, and as a result, we anticipate we will fund our operating expenses through cash flows from operations. We expect to use our cash resources to fund capital expenditures as well as acquisitions or investments in complementary businesses, technologies or product lines. We believe that our current cash, cash equivalents, marketable securities and cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

It is possible that, when needed, adequate funding may not be available to us or, if available, may not be available on terms favorable to us. In addition, we may decide to issue additional equity or debt securities for such funding, which could dilute the ownership of existing shareholders. Any shortfall in our capital resources could result in our limiting the introduction or marketing of new products and services, which could have a material adverse effect on our business, financial condition and results of operation.

We lease office space under non-cancelable operating leases with various expiration or termination clause dates through 2013. Future minimum lease payments under all operating leases as of December 31, 2007 are as follows:

	Payment Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	($ in thousands)

Operating Lease Obligations	$24,411	$5,542	$9,769	$7,187	$1,913

The lease commitments shown include amounts related to certain exited facilities which have been reserved for as a result of our restructuring plans, which, net of estimated sublease income, results in a restructuring balance of approximately $2.4 million at December 31, 2007. Our software license agreements generally include language indemnifying customers against liabilities if our proprietary software products infringe a third party’s intellectual property rights. To date, we have not incurred any significant or material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements. Our software license agreements also generally include a warranty that our proprietary software products will substantially operate as described in the applicable program documentation for a period of 180 days after delivery. Our subscription agreements relating to our open source support offerings generally include “open source assurance” which provides the customer with a limited remedy in the event that our branded distribution of open source software products infringe a third party’s intellectual property rights. This remedy typically includes (i) obtaining the rights necessary for the customer to continue to use the software, (ii) modifying the software so that it is non-infringing and (iii) replacing the infringing portion of the code with non-infringing code. We also generally warrant that the services we perform will be provided in a professional and workman-like manner. To date, we have not incurred any material costs associated with these warranties.

In connection with certain facility leases, we have indemnified our lessors for claims arising from our use of the facility or our breach of the lease. We also indemnify our directors and officers to the maximum extent permitted by law. The duration of the indemnities varies, and in many cases is indefinite. We have not recorded any liability for these indemnities in the accompanying consolidated balance sheets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including changes in the market value of our marketable securities, investments, our common stock and foreign exchange rates. Market fluctuations could impact our results of operations and financial condition. In the normal course of business, we employ established policies and procedures to manage these risks.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2007, the carrying value of our cash and cash equivalents approximated fair value. Our short term investments primarily consist of student loan auction rate securities, corporate bonds and U.S. government agency fixed income securities. Our auction rate securities have long-term underlying maturities (ranging from 20 to 40 years) with interest rates that typically reset every 28 to 31 days. The market for auction rate securities has historically been highly liquid. Our intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell these securities to provide liquidity as needed. Our practice is to invest in these securities for higher yields compared to cash equivalents. Such short-term investments are carried at fair value, unrealized gains and losses are reflected in other comprehensive income and gains and losses are included in investment income in the period they are realized. Due to their inherent structure, auction rate securities carry higher market risk than commercial paper investments. At December 31, 2007 and March 10, 2008, we held $20.0 million and $18.0 million of these student loan auction rate securities, respectively, all of which had a successful interest rate auction reset between January 1, 2008 and February 9, 2008. As of March 10, 2008, $18.0 million of our holdings had insufficient demand at auction (also known as failure to settle). If an auction fails to settle for securities in which we have invested, our investment will not be liquid until a future auction on these investments is successful or the bond matures. If the issuer is unable to successfully close future auctions and their credit worthiness deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge. If we were to sell the auction rate securities outside of an auction reset date, we could recognize a loss on some portion of the principal amount of these holdings. See Note 19 of our Notes to Consolidated Financial Statements.

We also currently have no debt, and therefore, we have no direct exposure to movements in interest rates. Based on our overall evaluation of our market risk exposures from all of our financial instruments at December 31, 2007, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

We, do, however, face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could have a material adverse impact on our financial results. Our primary exposures to fluctuations in foreign currency exchange rates relate to sales and operating expenses denominated in currencies other than the US dollar. The majority of our sales are denominated in US dollars, however when we do invoice customers in a non U.S. dollar currency, we are exposed to foreign exchange fluctuations from the time of invoice until collection occurs. In Europe, where we primarily invoice our customers in U.S. dollars, we pay our operating expenses in local currencies. Accordingly, fluctuations in the Euro relative to the U.S. dollar are reflected directly in our consolidated statement of operations. We are also exposed to foreign currency rate fluctuations between the time we collect in U.S. dollars and the time we pay our operating expenses in local currency. Fluctuations in foreign currency exchange rates could affect the profitability and cash flows in U.S. dollars of our products sold in international markets.

For further discussion of our market risk, please see Item 7 “Operating Results — Exposure to Currency Fluctuations.”

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
IONA Technologies PLC

We have audited the accompanying consolidated balance sheets of IONA Technologies PLC (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IONA Technologies PLC as of December 31, 2007 and 2006, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IONA Technologies PLC’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008, expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, IONA Technologies PLC changed its method of accounting for share-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”. As discussed in Note 13 to the consolidated financial statements, IONA Technologies PLC adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007.

/s/  Ernst & Young

Dublin, Ireland
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
IONA Technologies PLC

We have audited IONA Technologies PLC (“the Company”)’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IONA Technologies PLC’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting at Item 9A (b). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, IONA Technologies PLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IONA Technologies PLC as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of IONA Technologies PLC and our report dated March 14, 2008, expressed an unqualified opinion thereon.

/s/  Ernst & Young

Dublin, Ireland
March 14, 2008

IONA TECHNOLOGIES PLC

CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share data)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$21,767	$37,569
Restricted cash (Note 5)	200	295
Marketable securities (Note 2 and 19)	34,514	16,100
Accounts receivable, net of allowance for doubtful accounts of $583 at December 31, 2007 and $653 at December 31, 2006	12,378	18,421
Prepaid expenses	2,138	1,524
Deferred tax asset—current	888	—
Other current assets	190	220

Total current assets	72,075	74,129
Property and equipment, net (Note 8)	2,644	2,859
Goodwill (Note 3)	7,521	—
Intangible assets, net (Note 3)	2,628	—
Deferred tax asset, non-current	1,040	—
Other assets, net	388	140

Total assets	$86,296	$77,128

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,470	$957
Accrued payroll and related expenses	4,946	7,109
Deferred revenue	15,931	12,288
Other accrued liabilities (Note 6)	11,760	11,006

Total current liabilities	34,107	31,360
Long-term deferred revenue	1,317	976
Other liabilities (Note 4)	1,321	995
Commitments and contingencies	—	—
Redeemable preference shares, € 0.0025 par value, 101,250,000 shares authorized; None issued and outstanding (Note 9)	—	—
Shareholders’ equity:
Ordinary shares, € 0.0025 par value; 150,000,000 shares authorized; 36,531,565 and 35,929,627 shares issued and outstanding at December 31, 2007 and 2006, respectively (Note 9)	101	99
Additional paid-in capital	508,474	501,992
Accumulated deficit	(459,032)	(458,294)
Accumulated other comprehensive income	8	—

Total shareholders’ equity	49,551	43,797

Total liabilities and shareholders’ equity	$86,296	$77,128

The accompanying notes are an integral part of these consolidated financial statements.
Certain amounts reported in the prior year have been reclassified to conform with the presentation in 2007.

IONA TECHNOLOGIES PLC

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005

Revenue:
Product revenue	$38,842	$42,056	$33,630
Service revenue	38,818	35,782	33,176

Total revenue (Note 14)	77,660	77,838	66,806

Cost of Revenue:
Cost of product revenue	841	523	636
Cost of service revenue	14,611	13,220	11,684

Total cost of revenue	15,452	13,743	12,320

Gross profit	62,208	64,095	54,486

Operating expenses:
Research and development	20,016	15,946	15,848
Sales and marketing	31,687	33,221	30,293
General and administrative	12,744	12,375	9,287
Amortization of intangible and other assets	163	—	94
Restructuring (Note 4)	1,233	—	(189)

Total operating expenses	65,843	61,542	55,333

(Loss) income from operations	(3,635)	2,553	(847)
Interest income, net	2,040	1,738	825
Net exchange (loss) gain	(143)	(559)	99

(Loss) income before (benefit) provision for income taxes	(1,738)	3,732	77
(Benefit) provision for income taxes (Note 13)	(1,000)	1,212	920

Net (loss) income	$(738)	$2,520	$(843)

Basic net (loss) income per ordinary share and per ADS	$(0.02)	$0.07	$(0.02)
Shares used in computing basic net (loss) income per ordinary share and per ADS	36,329	35,648	35,139
Diluted net (loss) income per ordinary share and per ADS	$(0.02)	$0.07	$(0.02)
Shares used in computing diluted net (loss) income per ordinary share and per ADS (Note 12)	36,329	36,269	35,139

The accompanying notes are an integral part of these consolidated financial statements.

IONA TECHNOLOGIES PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(738)	$2,520	$(843)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,392	2,007	2,356
Deferred taxes	(1,928)	—	—
Share-based compensation	4,708	4,617	—
Provision for doubtful accounts	14	88	(333)
Loss (profit) on marketable securities	18	(233)	(199)
Loss on disposal of property and equipment	47	1	4
Changes in operating assets and liabilities, net of effect from acquisitions:
Restricted cash deposits	95	200	3,000
Purchase of marketable securities	—	(8,927)	(33,291)
Sale of marketable securities	—	8,700	32,975
Accounts receivable	6,029	(6,186)	(32)
Prepaid expenses	(608)	509	(430)
Other assets	(243)	618	230
Accounts payable	513	(1,449)	(196)
Accrued payroll and related expenses	(2,212)	1,724	(149)
Other liabilities	1,080	597	(5,216)
Deferred revenue	3,750	(3,818)	(3,143)

Net cash provided by (used in) operating activities	12,917	968	(5,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,493)	(799)	(1,169)
Acquisitions	(10,578)	—	—
Purchase of marketable securities	(69,961)	(58,163)	—
Sale of marketable securities	51,537	66,208	—

Net cash (used in) provided by investing activities	(30,495)	7,246	(1,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares, net of issuance costs	1,776	1,419	1,122

Net cash provided by financing activities	1,776	1,419	1,122

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,802)	9,633	(5,314)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,569	27,936	33,250

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,767	$37,569	$27,936

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$627	$1,312	$263

The accompanying notes are an integral part of these consolidated financial statements.
Certain amounts reported in the prior year have been reclassified to conform with the presentation in 2007.

IONA TECHNOLOGIES PLC

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Number of	Share	Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Capital	Capital	Deficit	Income	Equity

Balance at December 31, 2004	34,803,601	$96	$494,837	$(459,971)	$—	$34,962
Employee share purchase plan (Note 11)	173,473	1	425	—	—	426
Issuance of ordinary shares on exercise of options (Note 10)	383,464	1	695	—	—	696
Net loss	—	—	—	(843)	—	(843)

Balance at December 31, 2005	35,360,538	98	495,957	(460,814)	—	35,241
Employee share purchase plan (Note 11)	172,729	—	473	—	—	473
Issuance of ordinary shares on exercise of options (Note 10)	396,360	1	945	—	—	946
Share-based compensation (Note 10)	—	—	4,617	—	—	4,617
Net income	—	—	—	2,520	—	2,520

Balance at December 31, 2006	35,929,627	99	501,992	(458,294)	—	43,797
Employee share purchase plan (Note 11)	176,817	1	612	—	—	613
Issuance of ordinary shares on exercise of options (Note 10)	425,121	1	1,162	—	—	1,163
Share-based compensation (Note 10)	—	—	4,708	—	—	4,708
Net unrealized gains on marketable securities	—	—	—	—	8	8
Net loss	—	—	—	(738)	—	(738)

Balance at December 31, 2007	36,531,565	$101	$508,474	$(459,032)	$8	$49,551

The accompanying notes are an integral part of these consolidated financial statements.

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

IONA Technologies PLC, or IONA, is organized as a public limited company under the laws of Ireland. IONA and its subsidiaries, all of which are wholly-owned, or collectively, the Company, provide infrastructure software. The Company also provides customer technical support as well as professional services, consisting of customer consulting and training and, to a limited extent, product configuration and enhancement. The Company’s major customers, based on revenue earned, are corporate information technology departments of U.S., European and Asia Pacific businesses.

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements are prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying footnotes. Actual results could differ from those estimates.

The accompanying Consolidated Financial Statements include IONA and its wholly-owned subsidiaries in the United States, British West Indies, Europe, Australia, Japan, China, Canada, Singapore and Korea after eliminating all material intercompany accounts and transactions.

Companies Acts, 1963 to 2006

The financial information relating to IONA included in this document does not comprise full group accounts as referred to in Regulation 40 of the European Communities (Companies: Group Accounts) Regulations 1992, copies of which are required by that Act to be annexed to a Company’s annual return. The auditors have made reports without qualification and without reference to an emphasis of matter under Section 193 of the Companies Act, 1990 in respect of the Consolidated Financial Statements for the years ended December 31, 2006 and 2005. Copies of the Consolidated Financial Statements for each of the years ended December 31, 2006 and 2005 have been so annexed to the relevant annual returns, and a copy of the Consolidated Financial Statements for the year ended December 31, 2007 together with the report of the auditors thereon will in due course be annexed to the relevant annual return, which will be filed after the annual general meeting of IONA in 2008.

Foreign Currency Translation

The U.S. dollar is the functional currency for the Company. In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, or SFAS 52, monetary assets and liabilities denominated in foreign currencies are translated at year end exchange rates while revenue and expenses are translated at rates approximating those ruling at the dates of the related transactions. Resulting gains and losses are included in net (loss) income for the year.

Revenue Recognition

The Company’s revenue is derived from product license fees and charges for professional services. The Company follows the revenue recognition criteria of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9 issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants and related interpretations, collectively, SOP 97-2.

The Company does not enter into arrangements to deliver software requiring significant production, modification or customization to its software products.

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of SOP 97-2, the Company recognizes revenue when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	customer fee is fixed or determinable; and

•	collection is probable.

For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined by vendor specific objective evidence of fair value (VSOE). VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for each element when sold separately, including the renewal rate for support services. The Company maintains management approved price lists for its product licenses, customer support and professional services. The Company infrequently offers discounts on its customer support or professional services, and if offered, such discounts are usually insignificant. If the Company cannot objectively determine the fair value of any undelivered element included in the multiple element arrangement, revenue is deferred until all elements are delivered, services have been performed, or until fair value can be objectively determined. When the fair value of a delivered element cannot be established, the Company uses the residual method to record revenue, provided the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and recognized as delivered and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

The Company believes that its normal pricing and discounting practices provide a basis for establishing VSOE of fair value for the undelivered elements based on the following facts:

•	Support contracts are regularly sold on a stand-alone basis to customers that choose to renew the support contract beyond the initial term. Support contract pricing is based on established list pricing. The renewal purchases at consistent pricing provide the basis for VSOE on the support contracts. Support revenue is recognized ratably over the contract term.

•	Consulting contracts are regularly sold on a stand-alone basis to customers requesting these services. Consulting contract pricing is at a daily flat rate and customers purchase an appropriate number of service days. The consulting services delivered on a stand-alone basis at consistent pricing provide the basis for VSOE on the consulting contracts. Consulting revenue is recognized as the services are performed.

The Company performs an annual analysis of all contracts to ensure that the actual allocation of fair value to undelivered elements is not significantly different from the established VSOE rates for the individual elements. The analysis is segmented by level of support and type of customer (i.e., end-user licensee or licensee with rights of distribution).

The Company assesses whether fees are fixed or determinable at the time of sale and recognizes revenue if all other revenue recognition requirements are met. The Company’s standard payment terms are generally net 30 days. Payment terms, however, may vary based on the country in which the agreement is executed. Payments that extend beyond 30 days from the contract date, but that are due within twelve months, are generally deemed to be fixed or determinable based on the Company’s successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition.

The Company assesses whether collection is probable at the time of the transaction based on a number of factors, including the customer’s past transaction history and credit-worthiness. If the Company determines that the collection of the fee is not probable, the fee is deferred and revenue is recognized at the time collection becomes probable, which is generally upon the receipt of cash.

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company delivers products electronically or by overnight courier F.O.B. origin, and its software arrangements typically do not contain acceptance provisions. Accordingly, delivery is usually satisfied when the customer has been provided with access codes to allow them to take immediate possession of the software, or when shipped by courier, when the product leaves the Company’s premises.

Revenue from royalty arrangements in excess of guaranteed amounts is recognized upon notification of such royalties payable by the customer.

Accounts Receivable

Accounts receivable are recorded at invoiced amounts less an allowance for doubtful accounts. In 2007, the Company concluded that it was appropriate to show its accounts receivable and deferred revenue balances net of advanced billings. Advanced billings consist of post-contract customer support amounts which have been invoiced as of the end of the period but the term of the support has not commenced or payment has not been received. Accounts receivable and deferred revenue balances are shown net of advanced billings of $5.6 million and $8.1 million at December 31, 2007 and 2006, respectively.

Allowances for Doubtful Accounts

The Company makes judgments on its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, the Company analyzes the historical collection experience and current economic trends.

The following is a summary of the allowance for doubtful accounts for the periods indicated (in thousands):

	Balance at			Balance at
	Beginning of	Additions		End of
	Period	(Reversals)	Deductions(1)	Period

Year ended December 31, 2007	$653	$14	$(84)	$583
Year ended December 31, 2006	$740	$88	$(175)	$653
Year ended December 31, 2005	$1,073	$(333)	—	$740

(1)	Actual write-offs of uncollectible accounts receivable.

Cost of Revenue

Cost of revenue includes the costs of products and services. Cost of product revenue consists primarily of product media and duplication, manuals, packaging materials, shipping and handling expenses, amortization of technology, third-party royalties and, to a lesser extent, the salaries and benefits of certain personnel and related operating costs of computer equipment. Cost of service revenue consists primarily of personnel costs for consultancy, training, customer support, product configuration and implementation, and related operating costs of computer equipment and travel expenses.

Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and purchased with a maturity of three months or less to be cash equivalents.

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximates fair value due to short-term maturities of these assets and liabilities. Fair values of short-term investments are based on quoted market prices at the date of measurement.

Marketable Securities

Marketable securities consist of student loan auction rate securities, corporate bonds and U.S. government agency fixed income securities. Marketable securities are stated at market value, and by policy, the Company invests primarily in high grade marketable securities to reduce risk of loss. On April 1, 2006, following a periodic review of its investment policy, management determined that it no longer intended to actively and frequently buy and sell these securities with the objective of generating profits on short-term differences in price and, accordingly, the Company’s investments in marketable securities were prospectively classified as available-for-sale under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115, and unrealized holding gains and losses would be reflected in the Company’s accumulated other comprehensive income. Until April 1, 2006, these investments were classified as trading securities and unrealized gains and losses were included in the Consolidated Statement of Operations. The specific identification method is used to determine the cost basis of marketable securities disposed of.

Research and Development

Research and development expenditures are generally charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, or SFAS 86, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Development costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are tested at least annually for impairment in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142. The goodwill and other intangible asset impairment test is a two-step process. The first step of the impairment analysis compares the Company’s fair value to its net book value to determine if there is an indicator of impairment. In determining fair value, SFAS 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The Company calculates fair value using the average market price of IONA’s American Depositary Receipts over a seven-day period surrounding the annual impairment testing date (during the fourth fiscal quarter) and the number of IONA’s ordinary shares outstanding on the date of the annual impairment test. Step two of the analysis compares the implied fair value of goodwill and other intangible assets to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill and other intangible assets exceeds its implied fair value, an impairment loss is recognized equal to that excess. The Company tests its goodwill and other intangible assets for impairment annually during the fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill or other intangible assets may be impaired. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired. As of December 31, 2007, the Company was not aware of any indicators or impairment that would impact the carrying value of Goodwill and Intangible Assets.

Intangible assets are amortized using the straight-line method over their estimated period of benefit ranging from three to five years. The Company evaluates the recoverability of intangible assets periodically

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of the Company’s intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented.

Property and Equipment

Property and equipment is stated at cost. Depreciation of leasehold improvements is computed using the shorter of the lease term or estimated useful life. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 years
Leasehold improvements	4 to 15 years
Office equipment	5 years
Furniture and fixtures	3 to 10 years

Depreciation expense was $1.7 million, $1.8 million and $2.1 million in 2007, 2006 and 2005, respectively.

Software Development Costs

The Company capitalizes certain software development costs associated with the development of its website and other internal financial software. These costs incurred are accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). In accordance with SOP 98-1, internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation and testing. Costs incurred for maintenance, testing minor upgrades and enhancements are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment, and are amortized on a straight-line basis over the estimated useful lives of the related software, typically 3 years.

The Company capitalized approximately $0.1 million, $0.2 million and $0.4 million of software development costs during 2007, 2006 and 2005 respectively. Amortization associated with capitalized software development costs totaled approximately $0.4 million, $0.5 million and $0.4 million during 2007, 2006 and 2005, respectively. At December 31, 2007, the Company has approximately $0.2 million of unamortized software development costs.

Concentration of Credit Risk

The Company sells its products to companies in various industries throughout the world and maintains reserves for potential credit losses. To date, such losses have been within management’s expectations. The Company generally requires no collateral from its customers. Sales to Boeing represented approximately 18% and 17%, respectively, of the Company’s revenue for the years ended December 31, 2007 and 2006. In addition, due in part to industry consolidation in the telecommunications market, sales to AT&T represented approximately 11% of the Company’s revenue for the years ended December 31, 2007 and 2006. No customer accounted for more than 10% of the Company’s revenue in 2005. Additionally, Boeing accounted for approximately 41% of the Company’s gross accounts receivable balance as of December 31, 2006. No customer accounted for more than 10% of the Company’s gross accounts receivable balance as of December 31, 2007.

The Company invests its excess cash in low-risk, short-term deposit accounts with high credit-quality banks in the United States, China, Japan, British West Indies and Ireland. The Company performs periodic

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluations of the relative credit standing of all of the financial institutions with which it deals and considers the related credit risk to be minimal. Refer to Note 19, Subsequent Events for additional information.

Compensated Absences

The Company accrues for the liability associated with employees’ absences from employment because of illness, holiday, vacation or other reasons in accordance with SFAS No. 43, Accounting for Compensated Absences. Prior to 2005, the Company did not accrue for this liability as the amount of compensation was not reasonably estimable. In the fourth quarter of 2005, the Company was able to implement a process to estimate its obligation for accrued vacation and consequently recorded a first time non-cash charge of $1.1 million.

Accounting for Income Taxes

The Company uses the asset and liability method in accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws which will be in effect when the differences are expected to reverse.

Share-Based Compensation

At December 31, 2007, the Company has five share-based employee compensation plans, which are more fully described in Note 10.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (collectively, APB 25). In accordance with APB 25, compensation cost for share options was measured as the excess, if any, of the fair market value of IONA’s shares at the date of the grant over the amount an employee must pay to acquire the shares. This cost was deferred and charged to expense ratably over the vesting period (generally four years).

The Company adopted SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in year ended December 31, 2006, includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value on the date of grant estimated in accordance with the original provisions of SFAS No 123, Accounting for Share-based Compensation (SFAS 123) and b) compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the fair value on the date of grant estimated in accordance with the provisions of SFAS 123R. The results for the prior periods have not been restated.

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation (in thousands except per share amounts):

Year Ended
December 31,
2005

Net loss, as reported	$(843)
Add: Share-based compensation expense included in reported net loss, net of related tax effects	—
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,516)

Pro forma net loss	$(12,359)

Net loss per share:
Basic and diluted—as reported	$(0.02)
Basic and diluted—pro forma	$(0.35)

Defined Contribution Plans

The Company sponsors and contributes to defined contribution plans for certain employees and directors. Contribution amounts by the Company are determined by management and allocated to employees on a pro rata basis based on employees’ contributions. The Company contributed approximately $1.3 million, $1.0 million and $1.1 million to the plan in the years ended December 31, 2007, 2006 and 2005, respectively.

Advertising and Promotion Expense

All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was $2.4 million, $2.0 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, or SFAS 130. SFAS 130 establishes guidelines for the reporting and display of comprehensive income and its components in the financial statements. The components of comprehensive income (loss), net of tax, for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006

Net (loss) income	$(738)	$2,520
Other comprehensive income:
Unrealized holding gains arising during period	8	—
Less: reclassification adjustment for gains realized in net (loss) income	—	—

Net unrealized gains on investments	8	—

Total comprehensive (loss) income	$(730)	$2,520

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, the Company concluded that it was appropriate to show its accounts receivable and deferred revenue balances net of advanced billings. Advanced billings consist of post-contract customer support amounts which have been invoiced as of the end of the period but the term of the support has not commenced or payment has not been received. Advanced billings which were netted from accounts receivable and deferred revenue were $5.6 million at December 31, 2007. The Company reclassified $8.1 million of advanced billings from accounts receivable and deferred revenue at December 31, 2006 to conform to the current period presentation. These reclassifications had no impact on the Company’s working capital, consolidated statements of operations and other than changes between accounts receivable and deferred revenue within changes in operating assets and liabilities, had no impact on the consolidated statements of cash flows.

Recent Accounting Pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective on January 1, 2008 and the Company does not expect its adoption to have a material impact on its Consolidated Financial Statements.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment, or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS 159 were effective on January 1, 2008 and the Company does not expect its adoption to have a material impact on its Consolidated Financial Statements.

In December 2007, the FASB issued Financial Accounting Standards No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to all business combination transactions for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51, or SFAS 160. SFAS 160 requires (1) presentation of ownership interests in subsidiaries held by parties other than the parent within equity in the consolidated statements of financial position, but separately from the parent’s equity; (2) separate presentation of the consolidated net income attributable to the parent and to the minority interest on the face of the consolidated statements of income; (3) accounting for changes in a parent’s ownership interest where the parent retains its controlling financial interest in its subsidiary as equity transactions; (4) initial measurement of the noncontrolling interest retained for any deconsolidated subsidiaries

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at fair value with recognition of any resulting gains or losses through earnings; and (5) additional disclosures that identify and distinguish between the interests of the parent and noncontrolling owners. The provisions of SFAS 160 are effective for us beginning January 1, 2009. Adoption of SFAS 160 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

2.	Marketable Securities

Marketable securities consist of student loan auction rate securities, corporate bonds and U.S. government agency fixed income securities. Marketable securities are stated at market value, and by policy, the Company invests primarily in high grade marketable securities to reduce risk of loss. As of December 31, 2007, auction rate securities had reset dates of up to January 2008 and maturity dates of up to April 2047. Original maturities for the Company’s fixed income securities and commercial paper are less than a year whereas auction rate securities original maturities are greater than ten years. The weighted-average effective interest rate on the marketable securities was approximately 5.5% in 2007 and 5.4% in 2006. See Note 19, Subsequent Events for more information.

	As of December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(U.S. dollars in thousands)

Auction rate securities	$20,000	$—	$—	$20,000
Fixed income securities	8,000	8	—	8,008
Commercial paper	6,506	—	—	6,506

Total marketable securities	$34,506	$8	$—	$34,514

	As of December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(U.S. dollars in thousands)

Corporate bonds	$—	$—	$—	$—
Auction rate securities	16,100	—	—	16,100

Total marketable securities	$16,100	$—	$—	$16,100

Prior to April 1, 2006, the Company’s investments were classified as trading securities and unrealized holding gains and losses were reflected in the Consolidated Statement of Operations.

The change in unrealized income (loss) included in net (loss) income is as follows:

	2006	2005
	(U.S. dollars in thousands)

Unrealized loss at beginning of year	$(39)	$(139)
Included in net (loss) income for the year	39	100

Unrealized income (loss) at end of year	$—	$(39)

3.	Acquisitions

In May 2001, a wholly-owned subsidiary of the Company merged with and into Netfish Technologies, Inc. (Netfish), for a total consideration of 5,036,318 newly-issued ordinary shares and replacement options, and $30.9 million of closing costs incurred in connection with the merger. Of the 4,221,216 newly-issued ordinary shares, 504,598 were held back by the Company in 2001 as a source of indemnification payments

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that may become due to the Company. If the Company made no claims for indemnification, 75% of the 504,598 ordinary shares, or 378,448 shares, would have been distributed to the former holders of Netfish shares in May 2002 and 25% of the 504,598 ordinary shares, or 126,150 shares, would have been distributed in May 2003. In May 2002, the Company held back 142,045 ordinary shares to cover indemnification claims made by the Company. In May 2003, an additional 126,150 ordinary shares were held back to cover the indemnification claims that the Company previously made. If pending indemnification claims are resolved in a manner unfavorable to the Company, up to 268,195 ordinary shares held back by the Company could be distributed to the former holders of Netfish shares.

On March 6, 2007, the Company purchased substantially all of the assets of Century 24 Solutions Limited, or C24, a software development firm specializing in data management and transformation technology. The acquisition brings additional data services capabilities to the Artix family of distributed SOA infrastructure products.

The aggregate purchase price for C24 was approximately $7.3 million, which consisted of approximately $7.0 million in cash and $0.3 million in acquisition costs, including fees paid for legal and accounting services. Approximately $1.4 million of the purchase price is being held in escrow in accordance with the terms and conditions of an escrow agreement.

The C24 acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of December 31, 2007. The operating results of C24 are included in the consolidated statement of operations since the date of acquisition.

In accordance with SFAS No. 141, Business Combinations, or SFAS 141, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those values was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the high technology industry. Goodwill recorded as a result of this acquisition is not deductible for tax purposes. In accordance with Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, goodwill is not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives.

The total preliminary purchase price for C24 has been allocated as follows (in thousands):

Tangible Assets:
Property and equipment		$39
Indefinite Lived Intangible Assets:
Goodwill		4,683
Amortizable intangible assets:
Technology	2,350
Customer relationships	230
Non-competition agreements	130

Total amortizable intangible assets	2,710	2,710
Liabilities
Current liabilities		(49)
Deferred revenue		(97)

Total purchase price allocation		$7,286

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price, additional information regarding liabilities assumed, including contingent liabilities, and revisions of preliminary estimates of fair values made at the date of purchase.

On April 6, 2007, the Company also purchased substantially all of the assets of LogicBlaze, Inc., or LogicBlaze, a provider of open source solutions for SOA and business integration. The cash acquisition of LogicBlaze enables the Company to accelerate its strategy of delivering innovative, enterprise SOA solutions to its customers.

The aggregate purchase price was approximately $3.3 million, which consisted of approximately $3.2 million in cash and $0.1 million in acquisition costs, which primarily consist of fees paid for legal and accounting services. Approximately $0.6 million of the purchase price is being held in escrow in accordance with the terms and conditions of an escrow agreement.

The LogicBlaze acquisition was accounted for as a purchase, and accordingly, the assets purchased and liabilities assumed are included in the consolidated balance sheet as of December 31, 2007. The operating results of LogicBlaze are included in the consolidated statement of operations since the date of acquisition.

The total preliminary purchase price for LogicBlaze has been allocated as follows (in thousands):

Tangible Assets:
Property and equipment		$15
Prepaid expenses		6
Indefinite Lived Intangible Assets:
Goodwill		2,838
Amortizable intangible assets:
Customer relationships	500
Non-competition agreements	70

Total amortizable intangible assets	570	570
Liabilities
Deferred revenue		(137)

Total purchase price allocation		$3,292

The purchase price and related allocation are preliminary and may be revised as a result of adjustments made to the purchase price, additional information regarding liabilities assumed, including contingent liabilities, and revisions of preliminary estimates of fair values made at the date of purchase.

The following unaudited pro forma condensed consolidated results of operations assumes the LogicBlaze acquisition occurred on January 1, 2007 and 2006:

	2007	2006
	(U.S. dollars in thousands, except per share data)

Revenue	$77,867	$78,486
Net (loss) income	(931)	1,049
Earnings (loss) per share, basic and diluted	$(0.03)	$0.03

The pro forma amounts represent historical operating results of the Company and LogicBlaze and include the amortization of finite lived intangible assets arising from the purchase price allocation. The pro forma amounts are presented for comparison purposes and are not necessarily indicative of the operating results that would have occurred if the acquisition had been completed at the beginning of the periods presented nor are they necessarily indicative of operating results in future periods.

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets include amounts recognized for the fair value of customer relationships and non-competition agreements. These intangible assets have a weighted average useful life of approximately 4.8 years.

Intangible assets include amounts recognized for the fair value of existing technology, maintenance agreements, trade name and trademarks, and non-competition agreements. These intangible assets have a weighted average useful life of approximately 4.0 years with no residual value.

Goodwill and intangible assets related to the acquisitions consist of the following (in thousands):

		December 31, 2007
		Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount

Goodwill		$7,521	$—	$7,521
Intangible assets
Technology	4	2,350	(489)	1,861
Customer relationships	5	730	(111)	619
Non-competition agreements	3	200	(52)	148

Amortizable intangible assets		3,280	(652)	2,628

Total goodwill and intangible assets		$10,801	$(652)	$10,149

Annual amortization expense related to intangible assets is expected to be as follows (in thousands):

	2008	2009	2010	2011	2012

Amortization expense	$800	$800	$747	$244	$37

4.	Restructuring

During prior periods, the Company’s management and Board of Directors approved restructuring plans, which included consolidation of excess facilities, a reduction in workforce, and other related costs. As of December 31, 2007, the Company has approximately $2.4 million of accrued restructuring charges related solely to excess facilities. This balance is net of anticipated sublease income through 2013. As of December 31, 2007, approximately $1.1 million is included in other accrued liabilities since net cash outlays are expected within twelve months with the remaining $1.3 million included in other liabilities since net cash outlays are expected to be made through the end of 2013. See Note 19, Subsequent Events for more information.

During 2007, the Company recorded a $1.2 million charge related to a subtenant’s decision not to renew its sublease.

During 2006, the Company recorded a $0.2 million charge related to a revision of lease estimates for previous restructurings. The Company also released $0.2 million of restructuring accruals related to the negotiation of a new sublease in the United Kingdom.

During 2005, the Company released $0.2 million of restructuring accruals of which $0.1 million related to severance and benefit costs from previous restructurings, based on the final payments for such severance and benefits and $0.1 million related to facilities costs for the Company’s Dublin and Reading, UK offices.

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following sets forth the Company’s accrued restructuring costs as of December 31, 2007:

	Excess
	Facilities	Severance	Total
	(U.S. dollars in thousands)

Balance at December 31, 2004	$7,571	$361	$7,932
Cash outlays in 2005	(5,527)	(264)	(5,791)
2005 adjustments in estimates	(92)	(97)	(189)

Balance at December 31, 2005	1,952	—	1,952
2006 charges	207	—	207
Cash outlays in 2006	(645)	—	(645)
2006 adjustments in estimates	(207)	—	(207)

Balance at December 31, 2006	1,307	—	1,307
2007 charges	1,233	—	1,233
Cash outlays in 2007	(149)	—	(149)

Balance at December 31, 2007	$2,391	$—	$2,391

In order to estimate the costs related to its restructuring efforts, management made its best estimates of the most likely expected outcomes of the significant actions to accomplish the restructuring. These estimates principally related to charges for excess facilities and included estimates of future sublease income, future net operating expenses of the facilities, brokerage commissions and other expenses. The charge was calculated by taking into consideration (1) the committed annual rental charge associated with the vacant square footage, (2) an assessment of the sublet rents that could be achieved based on current market conditions, vacancy rates and future outlook following consultation with third party realtors, (3) an assessment of the period of time the facility would remain vacant before being sublet, (4) an assessment of the percentage increases in the primary lease rent at each review, and (5) the application of a discount rate of 4% over the remaining period of the lease or termination clause.

Actual costs may differ from those recorded in the event that the subleasing assumptions require adjustment due to changes in economic conditions surrounding the real estate market or if the Company terminates its lease obligations prior to the scheduled termination dates.

5.	Restricted Cash

At December 31, 2007, the Company had approximately $0.2 million in restricted cash deposits with Citizens Bank which included annual renewable letter of credit facilities for certain leased facilities. Should the Company not renew these letter of credit facilities or default on its rental obligations, $0.2 million will be payable to the lessors. During 2007, 2006 and 2005, restrictions of $0.1 million, $0.2 million and $3.0 million, respectively, payable upon demand for use toward satisfaction of amounts owed to a landlord, were released upon expiration of the leases.

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

	As of December 31,
	2007	2006
	(U.S. dollars in thousands)

Income and other taxes payable	$4,657	$4,775
Other	7,103	6,231

Total other accrued liabilities	$11,760	$11,006

7.	Operating Lease Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through 2023 with rights to terminate in 2013. Certain leases have renewal options with rentals based upon changes in the fair market value of the property. Rent expense under all operating leases was approximately $4.2 million, $4.6 million and $4.2 million in 2007, 2006 and 2005, respectively. Rental income under all operating subleases was approximately $2.0 million in 2007 and $2.6 million in both 2006 and 2005. Future minimum lease payments under all operating leases as of December 31, 2007 are as follows (U.S. dollars in thousands):

	Future Lease	Future Rental
Year Ending December 31,	Payments	Income

2008	$5,542	$1,118
2009	5,077	415
2010	4,692	349
2011	3,861	349
2012	3,326	348
Thereafter	1,913	174

Total	$24,411	$2,753

The lease commitments shown include amounts related to certain exited facilities which have been reserved for as a result of the Company’s restructuring plans, which, net of estimated sublease income, results in a restructuring balance of approximately $2.4 million at December 31, 2007.

8.	Property and Equipment, Net

Property and equipment consists of the following:

	As of December 31,
	2007	2006
	(U.S. dollars in thousands)

Computer equipment	$12,226	$12,534
Leasehold improvements	6,705	6,545
Office equipment	677	647
Furniture and fixtures	901	780

Total property and equipment	$20,509	$20,506
Accumulated depreciation	(17,865)	(17,647)

Total property and equipment, net	$2,644	$2,859

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007 and 2006, the Company reduced its cost and accumulated depreciation by $1.5 million and $2.5 million, respectively, related to asset retirements.

9.	Redeemable Preference Shares and Shareholders’ Equity

IONA’s authorized share capital is divided into redeemable preference shares (preference shares) of € 0.0025 par value per share and ordinary shares of € 0.0025 par value per share. There were no redeemable preference shares issued and outstanding at December 31, 2007 or December 31, 2006.

The preference shares confer on the holders thereof the right to receive notice of and to attend all general meetings of IONA but not the right to vote on any resolution proposed therefore. They confer on the holders thereof the right to be paid out of the profits available for distribution, in priority to any payment of dividend on any other class of shares in IONA, a fixed cumulative preference dividend at a rate of 6% per annum on the amount paid up on the preference shares. Upon winding up of IONA, the preference shares confer upon the holders thereof the right to repayment of the capital paid thereon, together with payment of all arrears of preferential dividend, whether declared or not, to the date of redemption of the preference shares in priority to payment of any dividend or repayment of capital to the holders of the ordinary shares in the capital of IONA. Such preference shares do not, however, confer upon the holders thereof any further rights to participate in the assets of IONA.

Dividends may only be declared and paid out of profits available for distribution determined in accordance with generally accepted accounting principles in Ireland and applicable Irish Company Law. Any dividends on the ordinary shares, if and when declared, will be declared and paid in U.S. dollars. The amount of retained earnings available for distribution as dividends at December 31, 2007, 2006 and 2005, at the exchange rates in effect on those dates, was zero.

10.	Share-Based Compensation Plans

IONA has share-based compensation plans under which employees, consultants, directors and officers may be granted share options. Options are generally granted with exercise prices at not less than the fair market value on the grant date, generally vest over 4 years and expire 7 or 10 years after the grant date, or five years from the date of grant in the case of an incentive share option granted to an employee holding more than 10% of the total combined voting power of IONA. Additionally, the 2006 Share Incentive Plan provides for the grant of restricted share awards, phantom share units, share appreciation rights and other share-based awards, including the grant of shares based upon certain conditions such as performance-based conditions and the grant of securities convertible into ordinary shares. The 2006 Share Incentive Plan was approved by the Company’s shareholders on August 23, 2006, authorizing the issuance of 4,000,000 new shares that may be used for awards. In addition, shares underlying any award granted and outstanding under the Company’s 1997 Share Option Scheme as of the adoption date of the 2006 Share Incentive Plan that are forfeited, cancelled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by IONA prior to vesting, satisfied without the issuance of shares or otherwise terminated (other than by exercise), after the adoption date without the issuance of shares, become available for future grants under the 2006 Share Incentive Plan.

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following sets forth information related to IONA’s five equity compensation plans as of December 31, 2007:

				Available
				for Future
Plan	Authorized		Outstanding	Grants

1997 Share Option Scheme	12,900,000		6,199,042	—
2006 Share Incentive Plan	4,000,000	#	1,635,800	2,865,169
1997 Director Share Option Scheme	500,000		351,000	—
Genesis Development Corporation 1997 Stock Option Plan	—	**	228	—
Netfish Technologies, Inc. 1999 Stock Option Plan	—	**	25,594	—

	17,400,000		8,211,664	2,865,169

#	Includes 672,681 shares, as of December 31, 2007, from the 1997 Share Option Scheme and 1997 Director Share Option Scheme that were forfeited, cancelled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by IONA prior to vesting, satisfied without the issuance of shares or otherwise terminated (other than by exercise).

**	In connection with acquisitions of Genesis Development Corporation and Netfish Technologies, Inc., or Netfish, all of the outstanding share options for these plans were converted into options to purchase IONA’s ordinary shares.

Share Options

A summary of IONA’s share option activity, and related information for the years ended December 31, 2007, 2006 and 2005 follows:

	As of Year Ended December 31,
	2007		2006		2005
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding—beginning of period	7,533,559	$4.81	6,621,645	$4.81	5,605,339	$4.93
Granted	1,449,500	5.19	1,814,550	4.15	2,469,850	4.05
Forfeitures	(559,324)	6.73	(506,276)	4.52	(1,070,080)	4.67
Exercised	(425,121)	2.74	(396,360)	2.36	(383,464)	2.06

Outstanding—end of period	7,998,614	$4.84	7,533,559	$4.81	6,621,645	$4.81

Exercisable at end of period	4,910,380	$5.01	3,832,783	$5.42	2,715,672	$5.74

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2007 (shares and aggregate intrinsic values in thousands):

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Range of	Number of	Contractual Life	Exercise	Intrinsic	Number of	Contractual Life	Exercise	Intrinsic
Exercise Prices	Shares	(Years)	Price	Value	Shares	(Years)	Price	Value

$1.99 - $ 3.50	2,826	6.4	$2.79	$1,359	2,239	6.1	$2.70	$1,269
$3.51 - $ 5.00	1,991	8.0	4.14	—	898	7.7	4.19	—
$5.01 - $ 6.50	2,224	7.9	5.45	—	826	6.6	5.34	—
$6.51 - $ 8.00	792	5.9	7.33	—	781	5.9	7.33	—
$8.01 - $74.50	166	2.5	28.09	—	166	2.5	28.09	—

Total	7,999	7.1	$4.84	$1,359	4,910	6.3	$5.01	$1,269

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on IONA’s closing share price of $3.26 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 were $1.1 million, $0.8 million and $0.7 million, respectively. The unamortized fair value of share-based awards as of December 31, 2007, was $6.7 million with a weighted average remaining recognition period of 1.4 years.

Phantom Share Units

A summary of IONA’s phantom share activity and related information for the year ended December 31, 2007 follows:

	2007
		Weighted
	Number of	Average Fair
	Shares	Value

Granted	221,300	$5.33
Vested	—	—
Forfeitures	(8,250)	5.33

Outstanding—end of period	213,050	$5.33

Exercisable—end of period	—	—

All phantom share units were granted under the 2006 Share Incentive Plan and had two requirements for vesting: (i) the satisfaction of certain performance-based objectives and (ii) the passage of time. Since certain specified minimum performance-based objectives for the 2007 fiscal year were not achieved, none of the phantom share units will vest and the award will automatically lapse during the first quarter of 2008. The Company recorded $0.3 million of share-based compensation expense through the nine months ended September 30, 2007, since management expected to achieve the performance-based objectives. During the fourth quarter of 2007, the Company reversed this amount in full when the objectives were not achieved.

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation and Expense Information under SFAS 123R

The weighted average estimated grant date fair value of share options granted during 2007, 2006 and 2005 were $2.78, $2.25 and $2.43, respectively, using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005

Risk-free interest rate	4.6%	5.0%	4.4%
Expected dividend yield	—	—	—
Expected volatility	66.9%	75.3%	77.0%
Expected life (years)	3.83	3.26	3.89

The dividend yield of zero is based on the fact that IONA has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on historical volatility of IONA’s shares over the period commensurate with the expected life of the options. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. IONA uses the straight-line method for expense attribution.

IONA’s estimated option forfeiture rate in 2007, 2006 and 2005 based on its historical option forfeiture experience, is approximately 9%, 11% and 10%, respectively. IONA records additional expense if the actual option forfeitures are lower than estimated and records a recovery of prior expense if the actual option forfeitures are higher than estimated.

The weighted average estimated grant date fair value for rights to purchase awards under the 1999 Employee Share Purchase Plan during 2007, 2006 and 2005 were $1.41, $1.28 and $1.34, respectively, using the following weighted average assumptions:

	2007	2006	2005

Risk-free interest rate	4.7%	4.8%	2.0%
Expected dividend yield	—	—	—
Expected volatility	53.0%	75.1%	78.0%
Expected life	6 months	6 months	6 months

During the first quarter of 2006, the Company granted 300,000 options incorporating market conditions which may accelerate vesting. The Company calculated the requisite service period of approximately 3.5 years using a Monte-Carlo simulation to simulate a range of possible future share prices for IONA. The Company used assumptions consistent with those input in its Black-Scholes option-pricing model to calculate the fair value on the date of grant of these options using a lattice model. The remaining unrecognized compensation expense on options with market conditions vesting at December 31, 2007 was $0.2 million. The weighted average period over which the cost is expected to be recognized is approximately 0.8 years.

11.  1999 Employee Share Purchase Plan

In August 1999, the Company established a qualified Employee Share Purchase Plan, the terms of which allow for qualified employees (as defined therein) to participate in the purchase of designated shares of IONA’s ordinary shares at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual share purchase period. As of December 31, 2007, 2006 and 2005, 1.5 million, 1.3 million and 1.2 million shares have been issued under the plan, respectively.

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Net (Loss) Income Per Ordinary Share and ADS

The following sets forth the computation of basic and diluted net (loss) income per ordinary share and ADS:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Numerator:
Numerator for basic and diluted net (loss) income per ordinary share and ADS— (loss) income available to ordinary shareholders	$(738)	$2,520	$(843)

Denominator:
Denominator for basic net (loss) income per ordinary and ADS share—weighted average ordinary shares and ADS	36,329	35,648	35,139
Effect of employee share options	—	621	—

Denominator for diluted net (loss) income per ordinary share and ADS	36,329	36,269	35,139

Basic net (loss) income per ordinary share and ADS	$(0.02)	$0.07	$(0.02)

Diluted net (loss) income per ordinary share and ADS	$(0.02)	$0.07	$(0.02)

In 2007 and 2005, 8.2 million and 6.6 million, respectively, outstanding share awards granted have been excluded from the calculation of the diluted net loss per share because all such securities were anti-dilutive. In 2006, the total number of shares related to the outstanding options excluded from the calculation of diluted net income per share was approximately 2.1 million.

13.	Income Taxes

(Loss) income before (benefit) provision for income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(U.S. dollars in thousands)

Ireland*	$(5,648)	$238	$(2,717)
Rest of World	3,910	3,494	2,794

Total	$(1,738)	$3,732	$77

*	Domestic

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The (benefit) provision for income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(U.S. dollars in thousands)

Current:
Ireland	$467	$520	$448
Rest of World	461	692	472

Total current	928	1,212	920
Deferred:
Ireland	—	—	—
Rest of World	(1,928)	—	—

Total deferred	(1,928)	—	—

Total (benefit) provision for income taxes	$(1,000)	$1,212	$920

The (benefit) provision for income taxes differs from the amount computed by applying the statutory income tax rate to income (loss) before taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2007	2006	2005
	(U.S. dollars in thousands)

Income taxes computed at the Irish statutory income tax rate of 12.5%	$(217)	$467	$10
State tax, net of federal benefit	60	42	—
Income (loss) from Irish manufacturing operations at lower rates	141	(134)	123
Operating losses not utilized	129	—	490
Operating losses utilized	(717)	(1,273)	(1,548)
Income (loss) subject to different rates of tax	1,085	1,123	1,736
Income not subject to tax	(238)	(201)	(106)
Non-deductible expenses	529	770	101
Change in the valuation allowance	(1,928)	—	—
Other items	156	418	114

Total (benefit) provision for income taxes	$(1,000)	$1,212	$920

The effect on basic and diluted net (loss) income per ordinary share and per ADS of the Irish manufacturing operations being taxed at a lower rate than the Irish Statutory income tax rate was nil for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
	(U.S. dollars in thousands)

Deferred tax assets:
Principally net operating loss carryforwards	$40,887	$59,473	$60,884
Other	1,668	1,651	1,156

Total deferred tax assets	42,555	61,124	62,040
Valuation allowance	(40,627)	(61,124)	(62,040)

Net deferred tax assets	$1,928	$—	$—

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation allowance decreased $20.5 million in 2007 as a result of the recognition of certain U.S. deferred tax assets of $2.0 million offset by the recognition of a $0.1 million deferred tax liability in Japan, the elimination of excess stock option deductions of $10.6 million as described more fully below, expiring net operating loss carryforwards of $7.4 million and the net utilization of operating losses not previously benefited of $0.6 million. The valuation allowance decreased $0.9 million in 2006 primarily as a result of expiring net operating loss carryforwards and the elimination of excess stock option deductions as described more fully below.

As of December 31, 2006, the majority of the Company’s United States net operating losses and other deferred tax assets were fully offset by a valuation allowance primarily because, pursuant to SFAS No. 109, “Accounting for Income Taxes,” the Company did not have sufficient history of income to conclude that it was more likely than not that the Company would be able to realize the tax benefits of those deferred tax assets. Based upon the Company’s cumulative history of earnings before taxes for financial reporting purposes over a 12 quarter period and an assessment of the Company’s expected future results of operations as of December 31, 2007, the Company determined that it was more likely than not that it would realize a portion of its U.S. deferred tax assets and net operating loss carryforwards prior to their expiration. As a result, during 2007, the Company reversed a total of $2.0 million of its U.S. deferred tax asset valuation allowance. The entire amount of the $2.0 million valuation allowance release was recorded as a discrete benefit for income taxes on the Company’s consolidated statement of operations. In addition, during 2007 the Company recognized a $0.1 million net current deferred tax liability in connection with its Japanese subsidiary.

At December 31, 2007, the Company has a net operating loss carryforward of approximately $71.9 million, exclusive of excess share-based compensation deductions as discussed in more detail below but including approximately $64.3 million pre-acquisition losses from the Netfish acquisition, for U.S. federal tax purposes which will expire in the tax years 2011 through 2025 if not previously utilized. Similar amounts are available for state purposes with expiration generally through 2011. Utilization of the net operating loss carryforward may be subject to an annual limitation due to the change in ownership rules provided by the Internal Revenue Code of 1986. This limitation and other restrictions provided by the Internal Revenue Code of 1986 may reduce the net operating loss carryforward such that it would not be available to offset future taxable income of the U.S. subsidiaries.

As of December 31, 2007, and in accordance with SFAS No. 123R, the Company has chosen to reduce its financial statement presentation of net operating loss carryforwards and corresponding valuation allowance by the amount of historic net operating losses generated by excess stock compensation deductions not previously realized. As of December 31, 2007, the Company has $31.2 million of net operating loss carryforwards in the United States, not reflected in the tables or discussion above, resulting from excess stock compensation deductions. The tax value of the excess deductions has not been recognized in the tax reconciliation note as the utilization of the net operating loss carryforwards will result in an increase in additional paid-in capital and not a reduction in provision for income taxes. This increase to additional paid-in capital will not occur until the excess deductions are “realized” in accordance with SFAS No. 123R. At both December 31, 2006 and 2005, the Company had $30.6 million of net operating losses resulting from excess share-based compensation deductions which are included in the amounts disclosed above.

At December 31, 2007, the Company also had net operating loss carryforwards totaling approximately $124.1 million for Irish income tax purposes which carry forward indefinitely.

At December 31, 2007, the Company also had net operating loss carryforwards totaling approximately $3.5 million for Australian income tax purposes which carry forward indefinitely. However, as of December 31, 2006, the Company no longer had active operations in Australia.

The utilization of these net operating loss carryforwards is limited to the future profitable operation of the Company in the related tax jurisdictions in which such carryforwards arose. The applicable tax rates as of

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007 were a maximum of 35% for U.S. federal income tax purposes and 12.5% for Irish income tax purposes. Valuation allowances of 100% have been provided against the net operating loss carryforwards in Ireland and Australia because of the history of operating losses in the related tax jurisdictions.

Significant judgment is required in determining the Company’s worldwide income tax expense provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of income sharing and cost reimbursement arrangements among related entities, the process of identifying items of income and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. The Company has reserves for taxes that may become payable in future periods as a result of tax audits. It is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of examination by tax authorities. The tax reserves are analyzed at each balance sheet date and adjustments are made as events occur to warrant adjustment to the reserves. At any given time, the Company may be undergoing tax audits in several jurisdictions and covering multiple years.

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted FIN 48 effective January 1, 2007.

The Company evaluated its tax positions at December 31, 2006 in accordance with FIN 48, and has concluded that no adjustment to any unrecognized tax benefits as defined by FIN 48 is required. As of the adoption date, the Company had gross unrecognized tax benefits of $1.1 million of which, the total balance represents the amount that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company recorded an increase to its unrecognized tax benefits of approximately $0.1 million for the year ended December 31, 2007, which relates to positions taken in the current period. Of this increase, the total balance represents the amount that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company has also accrued $0.2 million of interest expense and penalties related to these unrecognized tax benefits. Additionally, it is reasonably possible that sometime during the next 12 months, the amount of unrecognized tax benefits may significantly decrease by $0.2 million to $0.3 million generally as a result of a lapse of the statute of limitations in various jurisdictions. These unrecognized tax benefits relate to income sharing and cost reimbursement arrangements among related entities.

The following sets forth a reconciliation of the allowance for unrecognized tax benefits (in millions):

Balance, January 1, 2007	$1.1
Increases and (decreases) for tax positions taken during a prior period	—
Increases and (decreases) for tax positions taken during the current period	0.1
Decreases relating to settlements	—
Decreases resulting from the expiration of the statute of limitations	(0.1)

Balance, December 31, 2007	$1.1

The Company or one of its subsidiaries files income tax returns in foreign jurisdictions including Ireland and Japan, and is generally subject to examinations by those tax authorities for all tax years from 2002 to the present. The Company or one of its subsidiaries also files income tax returns in the U.S. federal, Massachusetts, and various state jurisdictions and is generally subject to examinations by those tax authorities for all tax

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years from 1996 to the present. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from open tax years.

14.	Industry and Geographic Information

The Company follows SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, or SFAS 131. SFAS 131 establishes standards for reporting information about operating segments. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the guidance in SFAS 131, the Company has one operating segment for financial reporting purposes: Enterprise Infrastructure Software.

Although the Company operates as a single, integrated business, certain product groups accounted for a significant portion of the Company’s revenue. The following table sets forth each product group as a percentage of revenue for the last three fiscal years.

	Year Ended December 31,
	2007	2006	2005

Artix	33%	26%	14%
Orbix	65%	74%	86%
Fuse	2%	—	—

The following is a summary of enterprise-wide geographic areas information:

Revenue by Geographic Region:

	Year Ended December 31,
	2007	2006	2005
	(U.S. dollars in thousands)

Americas	$42,930	$42,680	$32,199
Europe, Middle East and Africa	25,066	22,680	25,982
Asia-Pacific Rim	9,664	12,478	8,625

Consolidated total	$77,660	$77,838	$66,806

Revenue is primarily attributable to the geographic region in which the contract is signed and the product is deployed.

Long Lived Assets by Geographic Region:

	As of December 31,
	2007	2006	2005
	(U.S. dollars in thousands)

Country of Domicile
Ireland	$11,353	$1,777	$2,417
Foreign Countries
Americas	2,072	947	1,228
Rest of Europe, Middle East and Africa	76	38	52
Asia-Pacific Rim	720	237	387

Consolidated total	$14,221	$2,999	$4,084

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Related Party Transactions

Since July 2003, the Company has engaged K Capital Source Limited, or K Capital, which was recently acquired by Financial Dynamics Ireland Limited, to provide capital market communication and advisory services. Mark Kenny, a principal of K Capital, is the son of one of IONA’s directors, Dr. Ivor Kenny. Under the Company’s agreement with K Capital, the Company currently pays $45,000 per fiscal quarter for such services. No amounts relating to services rendered were outstanding as of December 31, 2007, December 31, 2006 or December 31, 2005. The Company paid K Capital fees of approximately $180,000, $180,000 and $175,000 for such services in 2007, 2006 and 2005, respectively.

In 2006 and 2005, the Company provided product-related consulting services and maintenance and support services to eircom PLC, or eircom, both for software that eircom licenses from the Company and from third parties. Kevin Melia, the Chairman of IONA’s Board of Directors, and John Conroy, a former member of IONA’s Board of Directors, were members of the board of directors of eircom in 2005 and 2006. The Company’s annual software maintenance and support arrangement with eircom, pursuant to which eircom paid the Company an annual support fee of $25,332 in 2006 and $30,400 in 2005, expired in October 2007. In addition, the Company provided consulting services to eircom in 2006 and 2005, pursuant to a consulting agreement, for approximately $38,538 and $18,576, respectively. The Company does not have a current agreement with eircom to provide either consulting or maintenance and support services.

During the third quarter of 2005, the Company renewed its software maintenance and support agreement with the Royal Bank of Scotland (the parent of Ulster Bank), or Royal Bank of Scotland, for the annual fee of approximately $292,186. At the time the Company renewed this agreement, William Burgess, a former member of IONA’s Board of Directors, was a member of the board of directors of Ulster Bank. The Company has a current agreement with the Royal Bank of Scotland to provide it with software maintenance and support services.

During the fourth quarter of 2005, the Company renewed its software maintenance and support arrangement with Fineos Corporation Limited, or Fineos, for the annual fee of approximately $65,000. At the time the Company renewed this agreement, William Burgess, a former member of IONA’s Board of Directors, was a member of the board of directors of Fineos. The Company has a current agreement with Fineos to provide it with software maintenance and support services.

During the first quarter of 2005, the Company renewed its software maintenance and support arrangement with Manugistics, Inc., or Manugistics, for the annual fee of approximately $255,000. At the time the Company renewed this agreement, Kevin Melia, the Chairman of IONA’s Board of Directors, was a member of the board of directors of Manugistics. The Company does not have a current agreement with Manugistics or its successor JDA Software to provide it with software maintenance and support services.

16.	Contingencies

The Company is involved in various legal proceedings and disputes that arise in the normal course of business. Disputes can be expensive and disruptive to normal business operations. The Company believes that it has meritorious defenses to these matters. In 2003, the Company settled a lawsuit which arose in connection with the termination of an employee by Netfish prior to the Company’s acquisition of Netfish. Since settlement of the underlying lawsuit, the Company has also reached settlement with Netfish’s insurers over payment of the legal fees incurred by the Company. Netfish’s former Chief Executive Officer asserts that the Company is obligated to reimburse him for his legal expenses incurred in connection with this suit. The Company vigorously disputes such assertion and is in discussions with the former Netfish Chief Executive Officer over the matter.

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Guarantees

The Company’s software license agreements generally include language indemnifying customers against liabilities if its proprietary software products infringe a third party’s intellectual property rights. To date, the Company has not incurred any significant or material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its consolidated financial statements. The Company’s software license agreements also generally include a warranty that its proprietary software products will substantially operate as described in the applicable program documentation for a period of 180 days after delivery. The Company’s subscription agreements relating to its open source support offerings generally include “open source assurance” which provides the customer with a limited remedy in the event that the Company-branded distribution of open source software products infringe a third party’s intellectual property rights. This remedy typically includes (i) obtaining the rights necessary for the customer to continue to use the software, (ii) modifying the software so that it is non-infringing and (iii) replacing the infringing portion of the code with non-infringing code. The Company also generally warrants that services it performs will be provided in a professional and workman-like manner. To date, the Company has not incurred any material costs associated with these warranties.

In connection with certain facility leases, the Company has indemnified its lessors for claims arising from the Company’s use of the facility or the Company’s breach of the lease. The Company also indemnifies its directors and officers to the maximum extent permitted by law. The duration of the indemnities varies, and in many cases is indefinite. The Company has not recorded any liability for these indemnities in the accompanying consolidated balance sheets.

18.	Quarterly Financial Information (Unaudited)

	Q1	Q2	Q3	Q4
	2007	2007	2007	2007	Total
	(In thousands, except per share data)

Revenue	$15,582	$19,770	$24,213	$18,095	$77,660
Gross profit	$11,947	$15,892	$20,373	$14,485	$62,697
Net (loss) income	$(2,848)	$(1,212)	$3,129	$193	$(738)
Basic net (loss) income per ordinary share and per ADS	$(0.08)	$(0.03)	$0.09	$0.01	$(0.02)
Diluted net (loss) income per ordinary share and per ADS	$(0.08)	$(0.03)	$0.08	$0.01	$(0.02)

	Q1	Q2	Q3	Q4
	2006	2006	2006	2006	Total
	(In thousands, except per share data)

Revenue	$17,004	$17,722	$20,325	$22,787	$77,838
Gross profit	$13,603	$14,336	$16,849	$19,307	$64,095
Net (loss) income	$(621)	$(232)	$497	$2,876	$2,520
Basic net (loss) income per ordinary share and per ADS	$(0.02)	$(0.01)	$0.01	$0.08	$0.07
Diluted net (loss) income per ordinary share and per ADS	$(0.02)	$(0.01)	$0.01	$0.08	$0.07

19.	Subsequent Events (Unaudited)

The Company’s marketable securities included $20.0 million and $18.0 million of student loan auction rate securities as of December 31, 2007 and March 10, 2008, respectively. All of the Company’s auction rate securities had successful auction interest rate resets between January 1, 2008 and February 9, 2008. As of

IONA TECHNOLOGIES PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 10, 2008, $18.0 million of the Company’s student loan auction rate securities had insufficient demand at auction (also known as failure to settle). As a result of insufficient demand, these affected securities are currently not liquid. In the event the Company needs to access the funds that are in an illiquid state, it may not be able to do so without the loss of principal until a future auction for these investments is successful, they are redeemed by the issuer or they mature. If the Company is unable to sell these securities in the market or they are not redeemed, the Company could be required to hold them to maturity. If the security issuer is unable to successfully close future auctions or the securities’ credit worthiness deteriorates, the Company may be required to adjust the carrying value of the investment through an impairment charge. If the Company were to sell the auction rate securities outside of an auction reset date, the Company could recognize a loss on some portion of the principal amount of these holdings. At this time, the Company has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. The Company does not have a need to access these funds for operational purposes in the foreseeable future. The Company will continue to monitor and evaluate these investments on an ongoing basis for impairment or for the need to reclassify to long term investments.

On January 11, 2008, the Company committed to a cost reduction plan focused on streamlining the Company’s operations and the elimination of certain fixed costs. This includes costs associated with a workforce reduction across the organization, costs associated with the consolidation of certain of its facilities, and other associated costs. The Company expects to incur a total of $1.5 million to $1.7 million of severance payments and related costs in connection with these actions during the first half of 2008. The Company is currently exploring its options to mitigate its affected real estate lease obligations. At this time, the Company is unable to estimate the amount or range of costs and timing of charges associated with the consolidation of certain facilities and other associated costs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

Our Chief Executive Officer, Peter M. Zotto, and our Chief Financial Officer, Christopher M. Mirabile, (our principal executive officer and principal financial officer, respectively) have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of December 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by IONA in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)  Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded and hereby report that our internal control over financial reporting was effective as of December 31, 2007. Management reviewed its assessment of our internal control over financial reporting with our Audit Committee of the Board of Directors.

Management’s report on internal control over financial reporting contained in this paragraph (b) of Item 9A shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing by us under the Securities Act of 1933 or the Exchange Act, except as expressly set forth by specific reference in such filing.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the period covered by this Annual Report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will furnish to the SEC a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended December 31, 2007. Certain information required by Part III is incorporated herein by reference to our Proxy Statement for the Annual General Meeting of Shareholders to be held on July 31, 2008.

Item 10.	Directors, Executive Officers and Corporate Governance

We will furnish to the SEC a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended December 31, 2007. Certain information required by this Item 10 is incorporated herein by reference to the Proxy Statement.

We adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. This code was attached as Exhibit 11.1 to our Annual Report on Form 20-F for the year ended December 31, 2003 and is available on our website at www.iona.com. You may also obtain a copy of our Code of Business Conduct and Ethics free of charge by contacting our Investor Relations department at our U.S. headquarters as follows: IONA Technologies, Inc., 200 West Street, Waltham, Massachusetts 02451 or 781-902-8000. This code satisfies the requirements set forth in Item 406 of Regulation S-K and applies to all relevant persons set forth therein. We intend to disclose on our website at www.iona.com amendments to, and, if applicable, waivers of, our code of ethics.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2007

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2007

Notes to Consolidated Financial Statements

(2) Schedules:

None.

(3) Exhibits:

See the Index to Exhibits following the Signature Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2008.

IONA TECHNOLOGIES PLC

By:	/s/ Peter M. Zotto
Peter M. Zotto
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of IONA Technologies PLC and in the capacities indicated as of March 14, 2008.

Signature	Title

/s/ Peter M. Zotto Peter M. Zotto	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Christopher M. Mirabile Christopher M. Mirabile	Chief Financial Officer (Principal Financial Officer)

/s/ Barbara Brandon Barbara Brandon	Corporate Controller (Controller)

/s/ Kevin Melia Kevin Melia	Chairman of the Board

/s/ Christopher J. Horn Christopher J. Horn	Vice Chairman of the Board

/s/ Sean Baker Sean Baker	Director

/s/ Ivor Kenny Ivor Kenny	Director

/s/ James D. Maikranz James D. Maikranz	Director

/s/ Bruce J. Ryan Bruce J. Ryan	Director

/s/ Francesco Violante Francesco Violante	Director

Exhibit Index

The exhibits listed below are filed or incorporated by reference in this Annual Report on Form 10-K.

Exhibit No.		Description of Exhibit

3.1		Restated Articles of Association, as amended, of IONA Technologies PLC(1)
3.2		Memorandum of Association, as amended, of IONA Technologies PLC(2)
4.1		Specimen Certificate representing ordinary shares(2)
4.2		Amended and Restated Deposit Agreement dated as of April 26, 2004, by and among IONA Technologies PLC, Deutsche Bank Trust Company Americas and Holders and Beneficial Owners of American Depositary Shares Evidenced by American Depositary Receipts(3)
4.5		Description of American Depositary Receipts(3)
10.1		Agreement and Plan of Reorganization dated as of February 14, 2001, by and among IONA Technologies PLC, NV Acquisition Corp. and Netfish Technologies, Inc.(4)
10.2		Lease dated July 31, 1998, by and between AIB Custodial Nominees Limited and IONA Technologies PLC(4)
10.3		Lease dated March 2, 1999, by and between Boston Properties Limited Partnership and IONA Technologies, Inc.(4)
10.4		First Amendment dated August 1, 2005 to Lease dated March 2, 1999, by and between Boston Properties Limited Partnership and IONA Technologies, Inc.(5)
10	.5*	Second Amendment dated September 6, 2005 to Lease dated March 2, 1999, by and between Boston Properties Limited Partnership and IONA Technologies, Inc.
10	.6†	1997 Share Option Scheme, as amended(6)
10	.7†	1997 Director Share Option Scheme(2)
10	.8†	1999 Employee Share Purchase Plan, as amended(1)
10	.9†	Genesis Development Corporation 1997 Stock Option Plan(6)
10	.10†	Netfish Technologies, Inc. 1999 Stock Option Plan(7)
10	.11†	2006 Share Incentive Plan(8)
10	.12†	Form of Share Option Agreement(11)
10	.13†	Form of Non-Qualified Option Agreement(11)
10	.14†*	Form of Phantom Share Unit Agreement
10	.15†	Non-Executive Directors Change in Control Plan(9)
10	.16†*	First Amendment to Non-Executive Directors Change in Control Plan, dated November 29, 2007
10	.17†	Form of Change of Control Agreement by and among IONA Technologies, Inc., IONA Technologies PLC and each of the executive officers of IONA Technologies PLC(9)
10	.18†*	Form of First Amendment to Change of Control Agreement by and among IONA Technologies, Inc., IONA Technologies PLC and each of the executive officers of IONA Technologies PLC
10	.19†	Employment Agreement by and between Peter M. Zotto and IONA Technologies PLC dated as of April 14, 2005(10)
10	.20†*	Amended and Restated Employment Agreement by and between Peter M. Zotto and IONA Technologies PLC dated effective April 14, 2008
10	.21†	Indemnification Agreement by and between IONA Technologies PLC and Robert McBride dated as of December 19, 2005(5)
10	.22†	Senior Management Team Bonus Plan(12)
21	.1*	Active Subsidiaries of IONA Technologies PLC
23	.1*	Consent of Independent Registered Public Accounting Firm

Exhibit No.		Description of Exhibit

31	.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) of Form 10-K.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-11384).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-06850).

(3)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2003 (File No. 0-29154).

(4)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the year ended December 31, 2000 (File No. 0-29154).

(5)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the year ended December 31, 2005 (File No. 0-29154).

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-12326).

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-13494).

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-137364).

(9)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the year ended December 31, 2002 (File No. 0-29154).

(10)	Incorporated by reference to the Company’s Annual Report on Form 20-F for the year ended December 31, 2004 (File No. 0-29154).

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 26, 2008.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 2008.