Form 10-Q
period 2008-03-31
IONA TECHNOLOGIES PLC
filed 2008-05-12
CIK 1032346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-29154
IONA Technologies PLC
(Exact name of registrant as specified in its charter)

Ireland (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

The IONA Building Shelbourne Road, Ballsbridge Dublin 4, Ireland (Address of principal executive offices)	N/A (Zip Code)
+353-1-637-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2008
Ordinary Shares, par value €0.0025 per share	36,804,418

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
IONA Technologies PLC
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Current assets:

Cash and cash equivalents	$29,354	$21,767
Restricted cash	200	200
Marketable securities	8,514	34,514
Accounts receivable, net of allowance of $402 and $583, respectively	13,029	12,378
Prepaid expenses	2,735	2,138
Deferred tax asset — current	888	888
Other assets — current	169	190

Total current assets	54,889	72,075

Property and equipment, net of accumulated depreciation of $18,239 and $17,865, respectively	2,618	2,644
Goodwill and intangible assets	9,949	10,149
Marketable securities, non-current	17,197	—
Deferred tax asset	1,040	1,040
Other assets	422	388

Total assets	$86,115	$86,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$786	$1,470
Accrued payroll and related expenses	4,436	4,946
Deferred revenue	20,469	15,931
Other accrued liabilities	12,480	10,498

Total current liabilities	38,171	32,845

Long-term deferred revenue	1,268	1,317
Other non-current liabilities	1,731	2,583

Shareholders’ equity:
Ordinary shares, €0.0025 par value, 150,000,000 shares authorized;
36,789,406 and 36,531,565, respectively, shares issues and outstanding	101	101
Additional paid-in capital	509,796	508,474
Accumulated deficit	(464,156)	(459,032)
Accumulated other comprehensive (loss) / income	(796)	8

Total shareholders’ equity	44,945	49,551

Total liabilities and shareholders’ equity	$86,115	$86,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.

IONA Technologies PLC
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Product revenue	$6,596	$6,268
Service revenue	9,845	9,314

Total revenue	16,441	15,582

Cost of revenue:
Cost of product revenue	187	230
Cost of service revenue	3,835	3,453

Total cost of revenue	4,022	3,683

Gross profit	12,419	11,899

Operating expenses:
Research and development	4,921	4,427
Sales and marketing	7,209	7,851
General and administrative	4,009	3,126
Amortization of intangible assets	52	8
Restructuring	1,529	—

Total operating expenses	17,720	15,412

Loss from operations	(5,301)	(3,513)
Interest income, net	499	575
Net exchange gain	69	13

Loss before provision / (benefit) for income taxes	(4,733)	(2,925)
Provision / (benefit) for income taxes	391	(77)

Net loss	$(5,124)	$(2,848)

Basic and diluted net loss per ordinary share and per ADS	$(0.14)	$(0.08)
Shares used in computing basic and diluted net loss per ordinary share and per ADS	36,643	36,074
The accompanying notes are an integral part of these condensed consolidated financial statements.

2.

IONA Technologies PLC
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,124)	$(2,848)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	380	413
Amortization	199	69
Share-based compensation	609	1,353
Realized gain on marketable securities	(15)	(175)
Loss on disposal of assets	5	—
Recovery of bad debt expense	(161)	(184)
Deferred income taxes	—	(409)
Changes in operating assets and liabilities:
Accounts receivable	(490)	7,182
Prepaid expenses	(597)	(1,198)
Other assets	(13)	(25)
Accounts payable	(684)	947
Accrued payroll and related expenses	(510)	(3,156)
Other liabilities	1,130	(602)
Deferred revenue	4,489	7,370

Net cash (used in) provided by operating activities	(782)	8,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquired in purchase transaction, net of cash acquired	—	(7,286)
Sales of marketable securities	18,750	3,200
Purchases of marketable securities	(10,735)	(3,925)
Purchases of property and equipment	(359)	(149)

Net cash provided by (used in) investing activities	7,656	(8,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	497	610
Proceeds from employee share purchase plan	216	309

Net cash provided by financing activities	713	919

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,587	1,496
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,767	37,569

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,354	$39,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

3.

IONA Technologies PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation and New Accounting Standards
These condensed consolidated financial statements have been prepared by IONA Technologies PLC, referred to as IONA or the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and in accordance with United States generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals and adjustments to estimates of restructuring charges) have been made for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 14, 2008.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying footnotes. Actual results could differ from those estimates.
Certain amounts reported in prior periods have been reclassified in this report to conform to the presentation used for the current period. The Company reclassified forty eight thousand dollars from amortization of intangible assets to cost of product revenue in its condensed consolidated statement of operations for the three months ended March 31, 2007. Additionally, the Company reclassified $1.3 million related to its tax liabilities from other accrued liabilities to other non-current liabilities in its condensed consolidated balance sheet as of December 31, 2007.
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective for the Company as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s condensed consolidated financial statements.
In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment, or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The accounting provisions of SFAS 159 were effective for the Company beginning January 1, 2008. The Company did not elect the fair value option for eligible financial assets and liabilities that are currently not required to be measured at fair value.
In December 2007, FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the

4.

nature and financial effects of the business combination. SFAS 141R applies prospectively to all business combination transactions for which the acquisition date is on or after January 1, 2009. The adoption of SFAS 141R is not expected to have a material impact on the Company’s condensed consolidated financial statements.
In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (ARB) No. 51, or SFAS 160. SFAS 160 requires (1) presentation of ownership interests in subsidiaries held by parties other than the parent within equity in the consolidated statements of financial position, but separately from the parent’s equity; (2) separate presentation of the consolidated net income attributable to the parent and to the minority interest on the face of the consolidated statements of income; (3) accounting for changes in a parent’s ownership interest where the parent retains its controlling financial interest in its subsidiary as equity transactions; (4) initial measurement of the noncontrolling interest retained for any deconsolidated subsidiaries at fair value with recognition of any resulting gains or losses through earnings; and (5) additional disclosures that identify and distinguish between the interests of the parent and noncontrolling owners. The provisions of SFAS 160 are effective for us beginning January 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on the Company’s condensed consolidated financial statements.
In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is intended to enhance the current disclosure framework in FASB Statement No. 133 and requires additional information about how and why derivative instruments are being used, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flow. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS 161 is not expected to have a material impact on the Company’s condensed consolidated financial statements.
2. Revenue Recognition
The Company’s revenue is derived from product license fees and charges for professional services. The Company follows the revenue recognition criteria of Statement of Position 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants and its related interpretations, or collectively, SOP 97-2.
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
For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined by vendor specific objective evidence, or VSOE, of fair value. VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for each element when sold separately, including the renewal rate for support services. The Company maintains management approved price lists for its product licenses, customer support and professional services. The Company infrequently offers discounts on its customer support or professional services, and if offered, such discounts are usually insignificant. If the Company cannot objectively determine the fair value of any undelivered element included in the multiple element arrangement, revenue is deferred until all elements are delivered, services have been performed, or until fair value can be objectively determined. When the fair value of a delivered element cannot be established, the

5.

Company uses the residual method of accounting to record revenue, provided the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and recognized as delivered and the remaining portion of accounting arrangement fee is allocated to the delivered elements and is recognized as revenue.
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
The Company delivers products electronically or by overnight courier F.O.B origin, and its software arrangements typically do not contain acceptance provisions. Accordingly, delivery is usually satisfied when the customer has been provided with access codes to allow them to take immediate possession of the software, or when shipped by courier, when the product leaves the Company’s premises.
Revenue from royalty arrangements in excess of guaranteed amounts is recognized upon notification of such royalties becoming payable by the customer.
3. Share-Based Compensation Plans
The following table summarizes share-based compensation expense under Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Based Compensation, or SFAS 123R, for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Employee share options *	$575	$1,232
Employee share purchases *	34	56
Phantom share units *+	—	65

Total share-based compensation	$609	$1,353

6.

Options, shares and units, respectively, are subject to:
* service conditions
+ performance conditions
1999 Employee Share Purchase Plan
In August 1999, the Company established a qualified Employee Share Purchase Plan, the terms of which allow for qualified employees (as defined therein) to participate in the purchase of designated shares of the Company’s ordinary shares, par value €0.0025 per share, at a price equal to the lower of 85% of the closing price at the beginning and end of each semi-annual share purchase period. As of March 31, 2008, 1,605,877 shares have been issued under the plan and 394,123 shares were reserved for future purchases.
Employee Share-Based Compensation Plans
The Company has share-based compensation plans under which employees, consultants, directors and officers may be granted share options. Options are granted with exercise prices not less than the fair market value of our ordinary shares on the grant date, generally vest over 4 years and expire 7 or 10 years after the grant date, or five years from the date of grant in the case of an incentive share option granted to an employee holding more than 10% of the total combined voting power of the Company. Additionally, the 2006 Share Incentive Plan provides for the grant of restricted share awards, phantom share units, share appreciation rights and other share-based awards, including the grant of shares based upon certain conditions such as performance-based conditions and the granting of securities convertible into ordinary shares. The 2006 Share Incentive Plan was approved by the Company’s shareholders on August 23, 2006. The 2006 Share Incentive Plan replaced the Company’s 1997 Share Option Scheme and 1997 Director Share Option Scheme, both of which expired in 2007. Under the 2006 Share Incentive Plan, 4,000,000 new shares may be used for the issuance of awards. In addition, shares underlying any award granted and outstanding under the Company’s 1997 Share Option Scheme as of the adoption date of the 2006 Share Incentive Plan that are forfeited, cancelled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company’s prior to vesting, satisfied without the issuance of shares or otherwise terminated (other than by exercise), after the adoption date are available for future grants under the 2006 Share Incentive Plan.
The following table sets forth information related to the Company’s five equity compensation plans as of March 31, 2008:

				Available for
Plan	Authorized		Outstanding	Future Grants
1997 Share Option Scheme	12,900,000		5,162,777	—
2006 Share Incentive Plan	4,000,000		1,518,750	3,945,924 *
1997 Director Share Option Scheme	500,000		351,000	—
Genesis Development Corporation 1997 Stock Option Plan	—	**	228	—
Netfish Technologies, Inc. 1999 Stock Option Plan	—	**	25,594	—

	17,400,000		7,058,349	3,945,924

*	Includes 1,533,986 shares, as of March 31, 2008, from the 1997 Share Option Scheme and 1997 Director Share Option Scheme that were forfeited, cancelled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares or otherwise terminated (other than by exercise).

**	In connection with acquisitions of Genesis Development Corporation and Netfish Technologies, Inc., or Netfish, all of the outstanding share options for these plans were converted into options to purchase the Company’s ordinary shares.

7.

General Share-Based Awards Information
A summary of the Company’s share option activity and related information for the quarter ended March 31, 2008 follows (in thousands, except per share data):

		Weighted
	Number	Average
	of Awards	Exercise Price

Balance outstanding at December 31, 2007	7,999	$4.84
Granted	218	3.50
Forfeitures	(983)	4.43
Exercised	(176)	2.82

Balance outstanding at March 31, 2008	7,058	$4.91

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2008 (shares and aggregate intrinsic values in thousands):

	Options Outstanding				Options Exercisable
		Weighted Average	Weighted			Weighted Average	Weighted
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Range of	Number of	Contractual Life	Exercise	Intrinsic	Number of	Contractual Life	Exercise	Intrinsic
Exercise Prices	Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$1.99 — $3.50	2,520	6.1	$2.78	$2,762	2,091	5.8	$2.71	$2,457
$3.51 — $5.00	1,724	7.9	4.13	95	785	7.4	4.25	14
$5.01 — $6.50	1,893	7.8	5.45	—	787	6.8	5.34	—
$6.51 — $8.00	756	5.6	7.34	—	756	5.6	7.34	—
$8.01 — $74.50	165	2.3	28.17	—	165	2.3	28.17	—

Total	7,058	6.9	$4.91	$2,857	4,584	6.1	$5.10	$2,471

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing share price of $3.88 on March 31, 2008, that would have been received by the option holders had they exercised their options as of that date. During the three months ended March 31, 2008, the total intrinsic value of options exercised was $0.1 million. The unamortized fair value of options as of March 31, 2008, was $4.7 million with a weighted-average remaining recognition period of 1.3 years.
Valuation and Expense Information under SFAS 123R
The following table summarizes share-based compensation expense related to employee share options, employee share purchases, and restricted share grants under SFAS 123R for the periods presented which was allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of service revenue	$98	$143
Research and development	185	290
Sales and marketing	176	454
General and administrative	150	466
The weighted-average estimated fair value of employee share options granted during the three months ended March 31, 2008 and 2007 was $1.40 per share and $2.94 per share, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions:

8.

	Three Months Ended
	March 31,
	2008	2007

Risk-free interest rate	2.1%	4.5%
Expected dividend yield	—	—
Expected volatility	56.3%	67.8%
Expected life (years)	3.02	3.90
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses the straight-line method for expense attribution. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on historical volatility of the Company’s shares over the period commensurate with the expected life of the options. The expected life of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior.
The Company’s estimated option forfeiture rate in the three months ended March 31, 2008 and 2007, based on its historical option forfeiture experience, was approximately 13% and 8%, respectively. The Company will record additional expense if the actual option forfeitures are lower than estimated and will record a recovery of prior expense if the actual option forfeitures are higher than estimated.
The fair value for rights to purchase shares under the 1999 Employee Share Purchase Plan was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2008	2007

Risk-free interest rate	3.0%	5.1%
Expected dividend yield	—	—
Expected volatility	25.0%	67.8%
Expected life (years)	0.5	0.5
4. Restricted Cash
At March 31, 2008, the Company has $0.2 million in restricted cash deposits with Citizens Bank, which includes an annual renewable letter of credit for a certain leased facility. Should the Company not renew this letter of credit or default on its rental obligation, $0.2 million will be payable to the lessor.
5. Fair Value Measurements
As stated in Note 1, Basis of Presentation & New Accounting Standards, effective January 1, 2008, the Company adopted SFAS 157 which requires disclosures about fair value measurements for its assets and liabilities that are re-measured and reported at fair value at each reporting period, and its assets and liabilities that are re-measured and reported at fair value on a non-recurring basis.

9.

The following table presents information about the Company’s assets that are measured at fair value at each reporting period as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Fair Value Measurements at March 31, 2008
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$29,554	$27,210	$2,344	$—

Marketable securities	25,711	—	8,514	17,197

Total	$55,265	$27,210	$10,858	$17,197

At March 31, 2008, the Company held $18.0 million (par value) of investments comprised of auction rate securities, or ARSs, which are variable-rate debt securities that are backed by student loans and have long-term maturities with interest rates that are set and reset through Dutch auction processes that are typically held every 7, 28 or 35 days. The ARSs have historically traded at par value and are callable at par value at the option of the issuer. Interest is typically paid at the end of each auction period. At March 31, 2008, all of the ARSs the Company held were AAA/Aaa rated, collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Beginning in the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was insufficient demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that the holders of such securities cannot sell the securities at auction and the interest rate on the security generally resets to a maximum auction rate. With respect to the ARSs held by the Company, because of the failed auctions, the ARSs are currently not deemed liquid. As a result, the Company may not be able to access these funds without a loss of principal, unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity. Due to these recent changes and uncertainty in the ARS market, the Company believes the recovery period for these investments is likely to be longer than 12 months and as a result, has classified these investments as long-term as of March 31, 2008.
At March 31, 2008, there was insufficient observable ARS market information available to determine the fair value of the Company’s investments. Therefore, the Company estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value using a discounted cash flows methodology. Some of these assumptions included credit quality, expected length of time the ARS is expected to be held, expected cash flows during the holding period and a risk adjusted discount rate. Based on this analysis, the Company recorded a temporary impairment to other comprehensive loss of $0.8 million related to its ARS investments as of March 31, 2008. The Company believes this temporary impairment is primarily attributable to the limited liquidity of these investments and the length of time the Company may have to hold the ARSs to realize par value.

10.

The table below includes a roll-forward of the Company’s investments in ARS from January 1, 2008 to March 31, 2008, and a reclassification of these investments from level 2 to level 3 in the valuation hierarchy. When a determination is made to classify a financial instrument within level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, the fair value determination for level 3 financial instruments may include observable components.

	Significant
	Other	Significant
	Observable	Unobservable
	Inputs	Inputs
(in thousands)	(Level 2)	(Level 3)

Fair value January 1, 2008	$20,000	$—

Purchases	3,250	—

Sales	(5,250)	—

Transfers (out) in	(18,000)	18,000

Unrealized losses[1]	—	(803)

Fair value March 31, 2008	$—	$17,197

[1]	Unrealized gains and losses on available for sale securities are recorded as a separate component of accumulated other comprehensive loss in the shareholders’ equity section of the condensed consolidated balance sheet.
The Company has no reason to believe that any of the underlying issuers of its ARSs are presently at imminent risk of default. However, if the issuer is unable to successfully close future auctions and their credit worthiness deteriorates, the Company may be required to adjust the carrying value of the ARSs through an impairment charge to the statement of operations. Through May 9, 2008, the Company has continued to receive interest payments on the ARSs in accordance with their terms. The Company believes it will ultimately be able to liquidate its investments without significant loss of principal primarily due to the collateral securing the ARSs. However, it could take until final maturity of the ARSs (from 19 to 39 years) to realize the Company’s investments’ par value.
6. Marketable Securities
The Company purchases investments and marketable securities that have been designated as “available-for-sale” in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities or SFAS No. 115. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in “Accumulated Other Comprehensive Income,” a component of stockholders’ equity.

11.

The components of marketable securities are as follows:

	As of March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(U.S. dollars in thousands)
Auction rate securities	$18,000	$—	$(803)	$17,197
Fixed income securities	2,046	—	(4)	2,042
Commercial paper	6,462	11	—	6,472

Total marketable securities	$26,508	$11	$(807)	$25,711

	As of December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(U.S. dollars in thousands)
Auction rate securities	$20,000	$—	$—	$20,000
Fixed income securities	8,000	8	—	8,008
Commercial paper	6,506	—	—	6,506

Total marketable securities	$34,506	$8	$—	$34,514

7. Accumulated Other Comprehensive Loss
The Company accounts for comprehensive income (loss) in accordance with the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, or SFAS 130. SFAS 130 establishes guidelines for the reporting and display of comprehensive income and its components in the financial statements. The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(5,124)	$(2,848)
Other comprehensive loss:
Unrealized holding (losses) gains arising during period	(781)	175
Less: reclassification adjustment for gains realized in net income	15	175

Net unrealized losses on investments	(796)	—

Total comprehensive loss	$(5,920)	$(2,848)

8. Advanced Billings
The Company’s accounts receivable and deferred revenue balances are shown net of advanced billings. Advanced billings consist of post-contract customer support amounts which have been invoiced as of the end of the period but the term of the support has not commenced or payment has not been received. Accounts receivable and deferred revenue balances are shown net of advanced billings of $1.5 million and $5.6 million at March 31, 2008 and December 31, 2007, respectively.

12.

9. Goodwill and Intangible Assets
Goodwill and intangible assets related to acquisitions completed in 2007 consist of the following (in thousands):

		March 31, 2008
		Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Goodwill		$7,521	$—	$7,521

Intangible assets
Technology	4	2,350	(635)	1,715
Customer relationships	5	730	(148)	582
Non-competition agreements	3	200	(69)	131

Amortizable intangible assets		3,280	(852)	2,428

Total goodwill and intangible assets		$10,801	$(852)	$9,949

Annual amortization expense related to intangible assets for the remainder of fiscal 2008 and the following fiscal years is expected to be as follows (in thousands):

	2008	2009	2010	2011	2012
Amortization expense	$600	$800	$747	$244	$37
10. Restructurings
On January 11, 2008, the Company committed to a cost reduction plan focused on streamlining its operations and the elimination of certain fixed costs. This includes costs associated with a reduction in workforce of 47 employees across the organization and other direct costs. During the three months ended March 31, 2008, the Company incurred a total of $1.5 million in severance payments and related costs in connection with these actions. The Company expects to cease use of excess facilities and incur the remaining workforce reduction costs and other direct costs under this plan during the second quarter of 2008. The Company is currently exploring its options to mitigate its affected real estate lease obligations. At this time, the Company is unable to estimate the amount or range of additional costs under its real estate obligations.
In addition, during prior periods, the Company’s management and Board of Directors approved restructuring plans, which included consolidation of excess facilities, reductions in workforce, and other related costs.
The following sets forth the Company’s accrued restructuring costs as of March 31, 2008:

		Severance
	Excess	and Other
	Facilities	Direct Costs	Total
(U.S. dollars in thousands)
Balance at December 31, 2007	$2,391	$—	$2,391
2008 charges	—	1,529	1,529
Cash outlays in 2008	—	(1,238)	(1,238)

Balance at March 31, 2008	$2,391	$291	$2,682

As of March 31, 2008, the Company had approximately $2.7 million of accrued restructuring charges of which $2.4 million related to excess facilities and the remaining $0.3 million related to severance and related costs. At March 31, 2008, approximately $2.3 million of these charges are included in other accrued liabilities since net cash outlays

13.

are expected within twelve months and the remaining $0.4 million are included in other non-current liabilities since net cash outlays are expected to be made through the end of 2013.
11. Net Loss Per Ordinary Share and ADS
For the three months ended March 31, 2008 and 2007, all share options outstanding have been excluded from the calculation of the diluted net loss per share because all such securities were antidilutive. The total number of shares related to the outstanding options that were excluded from the calculations of diluted net loss per share was 7,058,349 and 7,830,341 for the three months ended March 31, 2008 and 2007, respectively.
12. Income Taxes
Provision for income taxes was $0.4 million for the three months ended March 31, 2008 compared to a $0.1 million benefit for income taxes for the three months ended March 31, 2007. During the three months ended March 31, 2008, the Company recorded a decrease in its liability for unrecognized tax benefits of approximately $0.1 million as a result of the lapse of the statute of limitations in a certain tax jurisdiction. This decrease resulted in a $0.1 million effective tax rate benefit for the quarter. During the three months ended March 31, 2007, based upon the Company’s U.S. operating results and an assessment of its expected future results, the Company concluded that, more likely than not, it would be able to realize a portion of its U.S. net operating loss carry forward tax assets prior to their expiration. As a result, the Company reduced its valuation allowance resulting in recognition of a deferred tax asset of $0.4 million. The residual provision for income taxes of $0.5 million in 2008 and the provision for income taxes of $0.3 million in 2007, reflects taxes in connection with the proportion of income in jurisdictions outside of the Republic of Ireland.
During the fourth quarter ended December 31, 2007, based upon the Company’s U.S. operating results and an assessment of its expected future U.S. results, the Company concluded that, it was more likely than not, that it would be able to realize a portion of its U.S. deferred tax assets and net operating loss carryforwards prior to their expiration. As a result, the Company reduced its deferred tax asset valuation allowance related to U.S. deferred tax assets in 2007, resulting in recognition of a deferred tax asset of $2.0 million. This was partially offset by the recognition of $0.1 million in deferred tax liabilities in Japan. The Company will continue to review its operating results to determine if it becomes more likely than not that its deferred tax assets will be realized in the future, at which time the Company would release some or all of the valuation allowance. The reduction in the Company’s valuation allowance in 2007 resulted in an income tax benefit during that year. As a result, the Company has recorded an increase in the provision for income taxes during the three months ended March 31, 2008. The Company may record additional deferred tax benefits in future periods if it expects to utilize additional deferred tax assets. This analysis is largely based on the Company’s assessment of future income which is closely connected to its budgeting process, which takes place in the fourth quarter of each year.
13. Segment Information
The Company follows Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, or SFAS 131. SFAS 131 establishes standards for reporting information about operating segments. Operating segments are defined in SFAS 131 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the guidance in SFAS 131, the Company has one operating segment for financial reporting purposes: Enterprise Infrastructure Software.

14.

Sales by geographic area are presented based upon the end customer’s designated delivery point. Sales by geographic area were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Americas	$9,878	$8,470
Europe, Middle East and Africa	4,385	4,603
Asia-Pacific Rim	2,178	2,509

Total	$16,441	$15,582

Due in part to industry consolidation in the telecommunications vertical market that the Company serves, sales to one customer represented approximately 24% of the Company’s net revenue for the three months ended March 31, 2008. No customer accounted for more than 10% of the Company’s net revenue for the three months ended March 31, 2007.
14. Contingencies
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
15. Guarantees
The Company’s software license agreements generally include language indemnifying customers against liabilities if its proprietary software products infringe a third party’s intellectual property rights. To date, the Company has not incurred any significant or material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements. The Company’s software license agreements also generally include a warranty that its proprietary software products will substantially operate as described in the applicable program documentation for a period of 180 days after delivery. The Company’s subscription agreements relating to its open source support offerings generally include an “open source assurance,” which provides the customer with a limited remedy in the event that the Company’s branded distribution of open source software products infringe a third party’s intellectual property rights. This remedy typically includes (i) obtaining the rights necessary for the customer to continue to use the software, (ii) modifying the software so that it is non-infringing or (iii) replacing the infringing portion of the code with non-infringing code. The Company also generally warrants that services it performs will be provided in a professional and workman-like manner. To date, the Company has not incurred any material costs associated with these warranties.
In connection with certain facility leases, the Company has indemnified its lessors for claims arising from the Company’s use of the facility or the Company’s breach of the lease. The Company also indemnifies its directors and officers to the maximum extent permitted by law. The duration of the indemnities varies, and in many cases is indefinite. The Company has not recorded any liability for these indemnities in the accompanying condensed consolidated balance sheets.

15.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of IONA Technologies PLC, hereinafter referred to as “we,” “us,” “our,” “IONA,” or the “Company,” should be read in conjunction with the accompanying condensed consolidated financial statements for the periods specified and associated notes. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding, among other things, our plans, objectives, expectations and intentions. These forward-looking statements are neither promises nor guarantees but rather are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including risks and uncertainties relating to IONA’s cost management efforts; growth in market demand for service oriented architectures and integration software; IONA’s sales model; volume, timing and seasonal patterns of product sales; impact of competitive products and pricing; development, launch and market acceptance of new and improved products; undetected errors in software; the integration of any acquisitions; anticipated tax rates; and general economic conditions, including their effect on the acquisition of new accounts and the time required to close sales transactions. You should not rely on these forward-looking statements, which are current only as of the date when made. You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2007, as well as elsewhere in this report.
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
We market our products and services through our direct marketing and sales organizations and through indirect channels, including software vendors, system integrators, original equipment manufacturers and, to a lesser extent, third-party distributors. Our total revenue is dependent on the growth in demand for our software and services. In general, product revenue in the first quarter of each year declines from the fourth quarter of the prior year in line with traditional seasonal trends.
Our gross margins are affected by the mix of product and service revenue and the variety of distribution channels utilized. We typically realize significantly higher gross margins on product revenue than on service revenue. Management reviews and analyzes several key performance indicators in order to manage our business and assess the quality of and potential variability of our revenues and cash flows. These key performance indicators, which are discussed in more detail below, include:
•	Revenue growth provides an important guide to our overall business growth and the success of our sales and marketing efforts;

•	Gross margin is an indicator of our offering mix, competitive pricing pressures and the cost of our operations;

•	Growth in our Artix product revenue is an indicator of the success of our focused sales efforts;

•	Earnings per share is an indicator of our overall performance;

•	Liquidity and cash flow are indicators of our management of our balance sheet and expenses; and

•	Growth in our FUSE open source services revenue is an indicator of market acceptance of our introductory offerings.

16.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•	Revenue Recognition;

•	Allowances for Doubtful Accounts;

•	Share-Based Compensation;

•	Accounting for Income Taxes;

•	Goodwill and Intangible Assets;

•	Marketable Securities;

•	Restructuring; and

•	Foreign Currency.
In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors. See “Notes to the Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2007, which contain additional information regarding our accounting policies and other disclosures required by U.S. GAAP.
Revenue Recognition
We recognize the majority of our revenue pursuant to software license and support agreements. While the basis for software license revenue recognition is governed by the provisions of Statement of Position 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants and its related interpretations, or collectively, SOP 97-2, we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenue to be recognized in each accounting period.
We do not enter into arrangements to deliver software requiring significant production, modification or customization to our software products.
For our software license arrangements, we recognize revenue when:
•	we enter into a legally binding arrangement with a customer for the license of software;

•	delivery has occurred;

•	the license fee is fixed or determinable; and

•	collection is probable.
For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by vendor specific objective evidence, or VSOE, of fair value. VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for each element when sold separately, including the renewal rate for support services. We maintain management approved price lists for our product licenses, customer support and professional services. We infrequently offer discounts on our customer

17.

support or professional services and, if offered, such discounts are usually insignificant. If we cannot objectively determine the fair value of any undelivered element included in the multiple element arrangement, we defer revenue until all elements are delivered, services have been performed, or until fair value can be objectively determined. When the fair value of a delivered element cannot be established, we use the residual method of accounting to record revenue, provided the fair value of all undelivered elements is determinable. Under the residual method of accounting, the fair value of the undelivered elements is deferred and recognized as they are delivered and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.
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
We deliver products electronically or by overnight courier F.O.B origin, and our software arrangements typically do not contain acceptance provisions. Accordingly, delivery is usually satisfied when the customers have been provided with access codes to allow them to take immediate possession of the software, or when shipped by courier, when the product leaves our premises.
Revenue from royalty arrangements in excess of guaranteed amounts is recognized upon notification of such royalties becoming payable by the customer.
Allowances for Doubtful Accounts
We maintain allowances for doubtful accounts, as a reduction of accounts receivable, based on our analyses of the likelihood that our customers will not pay all amounts due to us. In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably believed to be collectable. For all our customers, we perform analyses of the likelihood of payment, which includes a review of their credit profiles, the terms and conditions of the contracts with our customers, current economic trends and payment history. We reassess these allowances each accounting period. Historically, our actual losses and credits have been consistent with these provisions. If actual payment experience with our customers is different than our estimates, adjustments to these allowances may be necessary resulting in additional charges to our condensed consolidated financial statements.

18.

Share-Based Compensation
We grant share options to purchase our common shares to our employees and directors under our share option plans. We also grant phantom share units to certain key employees, which may have service, market or performance-based conditions attached. Eligible employees may also purchase shares of our ordinary shares at 85% of the lower of the fair market value on the first or the last day of the offering period under our employee share purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123R with a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2008 and 2007 was $0.6 million and $1.4 million, respectively. At March 31, 2008, the total unamortized fair value of share options was $4.7 million. The weighted average period over which the unamortized fair value of share options will be recognized is 1.3 years.
The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the share-based award and share price volatility. The assumptions used in calculating the fair value of share-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our share-based compensation expense could have been materially different. In addition, we are required to estimate the expected option forfeiture rate and only recognize expense for those shares expected to vest. If our actual option forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.
The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. This methodology results in a weighted average expected term calculation of 3.02 years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. This methodology results in a weighted average risk free rate of 2.1%. Expected volatility is based on the historical volatility of the Company’s shares. This methodology results in a volatility calculation of 56.3%. We used the straight-line method for expense attribution.
Our weighted average estimated option forfeiture rate for the three months ended March 31, 2008, based on our historical option forfeiture experience, is approximately 13%. We will record additional expense if the actual option forfeitures are lower than estimated and will record a recovery of prior expense if the actual option forfeitures are higher than estimated.
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
During the year ended December 31, 2007, based upon our U.S. operating results and an assessment of our expected future U.S. results, we concluded that it was more likely than not that we would be able to realize a portion of our U.S. deferred tax assets and net operating loss carryforwards prior to their expiration. As a result, we reduced our deferred tax asset valuation allowance related to U.S. deferred tax assets in 2007, resulting in recognition of a

19.

deferred tax asset of $2.0 million. This was partially offset by the recognition of $0.1 million in deferred tax liabilities in Japan. We will continue to review our operating results to determine if it becomes more likely than not that our deferred tax assets will be realized in the future, at which time we would release some or all of the valuation allowance. The reduction in our valuation allowance in 2007 resulted in an income tax benefit during that year. As a result, we have recorded an increase in the provision for income taxes during the three months ended March 31, 2008. We may record additional deferred tax benefits in future periods if we expect to utilize additional deferred tax assets. This analysis is largely based on our assessment of future income which is closely connected to our budgeting process, which takes place in the fourth quarter of each year.
In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized, including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions required significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.
The majority of our unbenefited deferred tax assets relate to net operating loss carryforwards in the U.S. and Ireland. The utilization and realization of these deferred tax assets is dependant upon many complex factors, including the future jurisdictional mix of our earnings as adjusted for the income sharing and cost reimbursement arrangements among the related entities. Historically, the differences between book income and taxable income have varied in both amount and type but have primarily been the result of timing differences and share-based compensation deductions. In addition, we believe that we will realize our benefited deferred tax assets assuming continued profitability in the applicable jurisdictions at existing levels.
We have significant operations and generate a substantial portion of our taxable income in Ireland. In general, the tax rate in Ireland on trading income, which is 12.5%, is significantly lower than U.S. tax rates. Moreover, our Irish taxable income derived from software substantially developed in Ireland is taxed at a 10% effective tax rate. Therefore, our effective tax rate is generally affected by the percentage of income that qualifies for this favorable tax treatment. Although we anticipate that we will potentially benefit from this tax treatment, and that the extent of the benefit could vary from period to period, the benefits of this lower tax rate have been limited as a result of the historic Irish net operating losses and corresponding valuation allowance. Any variation in the amount of our benefit from this tax treatment could have a material adverse effect on our business, financial condition and results of operations.
In addition, we operate within several taxing jurisdictions and may be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time for resolution. We believe that adequate provisions for income taxes have been made.
Goodwill and Intangible Assets
At March 31, 2008, we had approximately $9.9 million of goodwill and intangible assets related to acquisitions, net of approximately $0.9 million of accumulated amortization. Goodwill and intangible assets with indefinite lives are tested at least annually for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142. The goodwill and other intangible asset impairment test is a two-step process. The first step of the impairment analysis compares our fair value to our net book value to determine if there is an indicator of impairment. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. Since we have one reporting unit, we calculate fair value using the average market price of our American Depositary Receipts over a seven-day period surrounding the annual impairment testing date (during the fourth fiscal quarter) and the number of our ordinary shares outstanding on the date of the annual impairment test. Step two of the analysis compares the implied fair value of goodwill and other intangible assets to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill and other intangible assets exceeds its implied fair value, an impairment loss is recognized equal to that excess. We test our goodwill and other intangible assets for impairment annually during the fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill or other intangible assets may be

20.

impaired. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired. As of March 31, 2008, we were not aware of any indicators or impairment that would impact the carrying value of our goodwill and intangible assets.
Marketable Securities
Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SAB Topic 5M, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments, which could have a material impact on our financial results.
At March 31, 2008, there was insufficient observable auction rate security, or ARS, market information available to determine the fair value of our ARS investments. In accordance with the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, we determined the fair value of our ARSs using level 3 inputs. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimate of fair value using a discounted cash flows methodology. Some of these assumptions included credit quality, expected length of time the ARS is expected to be held, expected cash flows during the holding period and a risk adjusted discount rate. Based on this analysis, we recorded a temporary impairment of $0.8 million to other comprehensive loss related to our ARS investments as of March 31, 2008. If the assumptions used in the fair value calculation were to change, we may incur additional unrealized losses or realized losses which could have a material impact on our financial results.
Restructurings
We have recorded restructuring charges and credits to align our cost structure with changing market conditions. Our restructuring plans resulted in a reduction in headcount and the closure and consolidation of excess facilities. In determining the charges to record, we made certain estimates and judgments surrounding the amounts ultimately to be paid for the actions we have taken. At March 31, 2008, there were various accruals recorded for the costs associated with certain excess facilities and lease obligations, which may be adjusted periodically for resolution of certain contractual commitments, or changes in estimates of sublease income or the period of time the facilities will be vacant and subleased. Although we do not anticipate additional significant changes to our restructuring accruals for existing excess facilities, the actual costs may differ from those recorded in the event that the subleasing assumptions require adjustment due to changes in economic conditions surrounding the real estate market, actions of our subtenants or if we terminate our lease obligations prior to the scheduled termination dates.
In order to estimate the costs related to our restructuring efforts, we estimated the most likely expected outcomes of the significant actions to accomplish the restructuring. These estimates principally related to charges for excess facilities and included estimates of future sublease income, future net operating expenses of the facilities, brokerage commissions and other expenses. The charge was calculated by taking into consideration: (1) the committed annual rental charge associated with the vacant square footage; (2) an assessment of the sublease rents that could be achieved based on current market conditions, vacancy rates and future outlook following consultation with third party realtors; (3) an assessment of the period of time the facility would remain vacant before being sublet; (4) an assessment of the percentage increases in the primary lease rent at each review; and (5) the application of a discount rate of 4% over the remaining period of the lease or termination clause.

21.

These estimates are reviewed at the end of each period and are revised if estimated future vacancy and sublease rates vary from our original estimates. Historically, our estimates and assumptions used to determine the liability for excess facilities have been consistent with actual results experienced. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize.
Foreign Currency
The U.S. dollar is our functional currency. A percentage of our revenue, expenses, assets and liabilities are denominated in currencies other than our functional currency. Assets and liabilities denominated in currencies other than the U.S. dollar are translated at period end exchange rates. Revenue and expenses denominated in currencies other than the U.S. dollar are translated at rates approximating those prevailing at the dates of the related transactions. Resulting gains and losses are included in net loss for the period. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could also result in exchange gains and losses. We cannot accurately predict the impact of future exchange rate fluctuations on our condensed consolidated results of operations. We have in the past sought to hedge the risks associated with fluctuations in exchange rates of the euro to the U.S. dollar. However, because the majority of our sales are currently U.S. dollar-based and because net Euro based assets and liabilities are closely matched, we no longer enter into foreign currency forward exchange contracts to manage exposure related to transactions denominated in foreign currencies. In the future, we may undertake transactions to hedge the risks associated with fluctuations in exchange rates if the risk from foreign currency exposure increases as a result of a decrease in the percentage of U.S. dollar-based transactions. We had no derivative or hedging transactions the three months ended March 31, 2008 or in the year ended December 31, 2007.

22.

Results of Operations
The following table sets forth certain condensed consolidated statements of operations data as a percentage of total revenue for the periods presented:

	Three Months Ended
	March 31,
	2008	2007

Revenue:
Product revenue	40.1%	40.2%
Service revenue	59.9	59.8

Total revenue	100.0	100.0
Cost of revenue:
Cost of product revenue	1.1	1.2
Cost of service revenue	23.3	22.1

Total cost of revenue	24.4	23.3

Gross margin	75.6	76.7
Operating expenses:
Research and development	29.9	28.4
Sales and marketing	43.9	50.4
General and administrative	24.4	20.1
Amortization of intangible assets	0.3	0.3
Restructuring	9.3	0.0

Total operating expenses	107.8	99.2

Loss from operations	(32.2)	(22.5)
Interest income, net	3.0	3.7
Net exchange gain	0.4	0.0

Loss before provision / (benefit) for income taxes	(28.8)	(18.8)
Provision / (benefit) for income taxes	2.4	(0.5)

Net loss	(31.2)%	(18.3)%

Gross margin:
Product	97.2%	96.3%
Service	61.0%	62.9%
Three months ended March 31, 2008, compared to three months ended March 31, 2007
Total Revenue
Revenue by geographic area is presented based upon the end customer’s designated delivery point. Revenue by geographic area is as follows:

	Three Months Ended March 31,
($ in millions)	2008	% of Total	2007	% of Total	% Change
Americas	$9.9	60.1%	$8.5	54.4%	16.6%
Europe, Middle East and Africa	4.4	26.7%	4.6	29.5%	(4.7)%
Asia-Pacific Rim	2.1	13.2%	2.5	16.1%	(13.2)%

Total revenue	$16.4		$15.6		5.5%

23.

Total revenue increased by 5.5% to $16.4 million for the three months ended March 31, 2008, from $15.6 million for the three months ended March 31, 2007. Total revenue from customers located outside of the United States represented 39.9% of total revenue for the three months ended March 31, 2008, and 45.6% of total revenue for the three months ended March 31, 2007, or $6.6 million and $7.1 million, respectively. The total number of transactions over $250,000 was 13 for the three months ended March 31, 2008, compared to nine during the same period of 2007. There was a decrease in average transaction size to $66,000 for the three months ended March 31, 2008, from approximately $67,000 for the three months ended March 31, 2007. Due in part to industry consolidation in the telecommunications vertical market we serve, sales to one customer represented approximately 24% of our net revenue for the three months ended March 31, 2008. No customer accounted for more than 10% of our net revenue for the three months ended March 31, 2007.

	Three Months Ended March 31,
($ in millions)	2008	2007	% Change
Product revenue	$6.6	$6.3	5.2%
Service revenue	9.8	9.3	5.7%

Total revenue	$16.4	$15.6	5.5%

The increase in product revenue was attributable to increased demand for our Artix family of products partially offset by a decline in demand for our Orbix family of products. The increase in service revenue is primarily attributable to an increase in demand for our Artix family of products partially offset by a decrease in maintenance for our Orbix family of products. We expect the dollar amount of revenue for our Orbix product family to continue to decline, as the product family continues to age, and be offset by an increase in revenue for our Artix product family.
Maintenance revenue increased $0.8 million to $8.6 million during the three months ended March 31, 2008 from $7.8 million during the same period of 2007. The increase in maintenance revenue is primarily related to an increase in Artix support contracts. Consulting and training revenue decreased $0.3 million to $1.2 million for the three months ended March 31, 2008 from $1.5 million during the same period in the prior year.
Cost of Product Revenue

	Three Months Ended March 31,
($ in millions)	2008	2007	% Change
Cost of product revenue	$0.2	$0.2	(18.7)%
Gross margin	97.2%	96.3%
Cost of product revenue consists primarily of amortization of purchased technology, third party royalties, cost of product media and duplication, manuals, packaging materials and shipping and handling and, to a lesser extent, the salaries and benefits of certain personnel and related operating costs of computer equipment. The improvement in product gross margin year-over-year is primarily attributable to a decrease in third party royalties partially offset by an increase in amortization of purchased technology in the current year. In connections with the acquisition of another company, we recorded $2.4 million of developed technology in the first quarter of 2007 which is being amortized on a straight-line basis to cost of product revenue over a four year period.
Cost of Service Revenue

	Three Months Ended March 31,
($ in millions)	2008	2007	% Change
Cost of service revenue	$3.8	$3.5	11.1%
Gross margin	61.0%	62.9%
Cost of service revenue consists primarily of personnel costs for consultancy, training, customer support, product configuration and implementation, and related operating costs of computer equipment and travel expenses. The

24.

decrease in service gross margin was primarily attributable to increased personnel expenses. The average number of service personnel increased to 61 for the three months ended March 31, 2008 from 56 for the same period in the prior year. We expect that the cost of service revenue will increase for the remainder of 2008 as a result of our continued efforts to grow our consulting and training business.
Research and Development

	Three Months Ended March 31,
($ in millions)	2008	2007	% Change
Research and development	$4.9	$4.4	11.2%
Percentage of revenue	29.9%	28.4%
Research and development expenses consist primarily of salaries and benefits of research and development personnel, costs of third-party contractors, personnel-related overhead allocation, depreciation expenses arising from the acquisition of computer equipment, software license fees and related indirect costs. The increase in research and development expense is primarily related to investments in our open source initiative, partially offset by a decrease in our share-based compensation expense. The average number of research and development personnel decreased to 130 for the three months ended March 31, 2008 from 135 for the three months ended March 31, 2007 primarily as a result of restructuring actions executed in the first quarter of 2008. We expect that research and development expenses will remain at similar aggregate dollar amounts for the remainder of 2008.
Sales and Marketing

	Three Months Ended March 31,
($ in millions)	2008	2007	% Change
Sales and marketing	$7.2	$7.9	(8.2)%
Percentage of revenue	43.9%	50.4%
Sales and marketing expenses consist primarily of salaries, sales commissions and benefits of sales and marketing personnel, personnel-related overhead allocation, travel, entertainment, advertising and promotional expenses, and related indirect costs. The decrease in sales and marketing expenses was primarily related to a decrease in share-based compensation and personnel costs. The average number of sales and marketing personnel decreased to 94 for the three months ended March 31, 2008 from 110 for the three months ended March 31, 2007 as a result of restructuring actions executed in the first quarter of 2008. We expect that sales and marketing expenses will increase for the remainder of 2008 reflecting volume related spending.
General and Administrative

	Three Months Ended March 31,
($ in millions)	2008	2007	% Change
General and administrative	$4.0	$3.1	28.2%
Percentage of revenue	24.4%	20.1%
General and administrative expenses consist primarily of salaries and benefits of financial, administrative and management personnel, general office administration expenses (rent and occupancy, telephone and other office supply costs), and related indirect costs. General and administrative expenses also include professional fees, liability insurance and depreciation. The increases in general and administrative expenses was primarily attributable to increased audit and compliance fees. Two factors that contributed to these increases were: (1) our transition from a foreign private issuer to full U.S. reporting status resulting in an increase in audit and legal fees and (2) in February 2008 we retained a financial advisor to evaluate and advise our Board of Directors regarding strategic alternatives for the business, including, but not limited to, the sale of the Company or merger of the Company with another entity offering strategic opportunities. These actions resulted in an increase in professional fees of $0.5 million for the three months ended March 31, 2008, compared to the same period in the prior year. These increases were

25.

partially offset by a decrease in share-based compensation expense. We expect that general and administrative expenses will remain at similar aggregate dollar amounts for the remainder of 2008 primarily as result of continued professional fees.
Amortization of Intangible Assets
In 2007, we recorded $3.3 million of intangible assets related to our acquisitions of C24 and LogicBlaze consisting of technology, customer relationships and covenants not to compete. Intangible assets of approximately $2.4 million related to technology are amortized to cost of product revenue and represented amortization expense of $0.1 million in 2008 and less than $0.1 million in 2007, whereas approximately $0.9 million of intangible assets related to customer relationships and covenant not to compete are amortized to operating expenses. These assets are principally being amortized on a straight-line basis over a three to five year period. Amortization expense of $0.1 million in 2008 and less than $0.1 million in 2007 represents amortization of customer relationships and covenants not to compete.
Restructurings
On January 11, 2008, we committed to a cost reduction plan focused on streamlining our operations and the elimination of certain fixed costs. This includes costs associated with a workforce reduction and other direct costs. We incurred a total of $1.5 million for severance payments and related costs in connection with workforce reduction actions during the three months ended March 31, 2008. We expect to incur the remaining workforce reduction and other direct costs under this restructuring plan during the second quarter of 2008. We are currently exploring our options to mitigate our affected real estate lease obligations. At this time, we are unable to estimate the amount or range of costs associated with the consolidation of certain facilities and other associated costs.
Interest Income, Net
Interest income, net of fees, primarily represents interest earned on cash and investment balances. Interest income, net was $0.5 million for the three months ended March 31, 2008, compared to $0.6 million for the three months ended March 31, 2007. The decrease in net interest income was primarily due to a decrease in interest rates for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.
Net Exchange Gain
Net exchange gain was $0.1 million for the three months ended March 31, 2008 and thirteen thousand for the three months ended March 31, 2007. The increase in net exchange gain was primarily attributable to gains from the strength of the Japanese Yen against the U.S. dollar partially offset by losses incurred due to the strength of the Euro against the U.S. dollar for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.
Provision / (Benefit) for Income Taxes
Provision for income taxes was $0.4 million for the three months ended March 31, 2008 compared to a $0.1 million benefit for income taxes for the three months ended March 31, 2007. During the three months ended March 31, 2008, we recorded a decrease to our liability for unrecognized tax benefits of approximately $0.1 million as a result of the lapse of the statute of limitations in a certain tax jurisdiction. This decrease resulted in a $0.1 million effective tax rate benefit for the quarter. During the three months ended March 31, 2007, based upon our U.S. operating results and an assessment of our expected future results, we concluded that it was, more likely than not, that we would be able to realize a portion of our U.S. net operating loss carryforward tax assets prior to their expiration. As a result, we reduced our valuation allowance resulting in recognition of a deferred tax asset of $0.4 million. The residual provision for income taxes of $0.5 million in 2008 and the provision for income taxes of $0.3 million in 2007 reflects the tax in connection with the proportion of income in jurisdictions outside of the Republic of Ireland.

26.

Liquidity and Capital Resources
Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements primarily through the public and private sales of equity securities, operating leases, and from operations. At March 31, 2008, we had cash and cash equivalents, restricted cash, and investments of $55.3 million, representing a decrease of $1.1 million from March 31, 2007 and $1.2 million from December 31, 2007. At December 31, 2007, we had cash and cash equivalents, restricted cash, and marketable securities of $56.5 million.
The following table shows the major components of our condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2008	2007
	(U.S. dollars, in thousands)
Cash and cash equivalents, beginning of period	$21,767	$37,569
Net cash (used in) provided by operating activities	(782)	8,737
Net cash provided by (used in) investing activities	7,656	(8,160)
Net cash provided by financing activities	713	919

Cash and cash equivalents, end of period	$29,354	$39,065

Net cash used in operating activities was $0.8 million for the three months ended March 31, 2008, compared to net cash provided by operating activities of $8.7 million for the three months ended March 31, 2007. The decrease in cash provided by operating activities primarily reflects lower collections on our accounts receivables as well as increased expenses in the current year.
As of March 31, 2008, we had approximately $0.2 million of irrevocable letters of credit outstanding in connection with facility leases, which renew annually for the duration of the lease terms and which expire in July 2011. The investments pledged for security of the letters of credit are presented as restricted cash in our condensed consolidated balance sheets.
To the extent that non-cash items increase or decrease our future operating results, there will be no corresponding impact on our cash flows. After excluding the effects of these non-cash charges, the primary changes in cash flows relating to operating activities will result from changes in working capital. Our primary source of operating cash flows is the collection of accounts receivable from our customers. Our operating cash flows are also impacted by the timing of payments to our vendors for accounts payable. We generally pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods will be impacted by the terms of accounts payable arrangements and management’s assessment of our cash inflows.
Net cash provided by investing activities was $7.7 million for the three months ended March 31, 2008, compared to net cash used in investing activities of $8.2 million for the three months ended March 31, 2007. This increase primarily relates to our $7.3 million cash acquisition of C24, a software development firm specializing in data management and transformation technology, which we purchased in March 2007. Additionally, a balance shift within investment classifications from short-term (91 days to a year) to cash equivalents (90 days or less) contributed to the increase in net investing activity cash flows for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.
At March 31, 2008, we held $18.0 million (par value) of investments comprised of ARSs, which are variable-rate debt securities that are backed by student loans and that have long-term maturities with interest rates that are set and reset through Dutch auction process that is typically held every 7, 28 or 35 days. The ARSs have historically traded at par value and are callable at par value at the option of the issuer. Interest is typically paid at the end of each auction period. At March 31, 2008, all of the ARSs we held were AAA/Aaa rated, collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Beginning in the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was insufficient demand to sell all of the securities that holders desired to

27.

sell at auction. The immediate effect of a failed auction is that the holders of such securities cannot sell the securities at auction and the interest rate on the security generally resets to a maximum auction rate. In the case of a failed auction, with respect to the ARSs we held, the ARS, are not currently deemed liquid. In the case of funds we invested in ARSs which are the subject of a failed auction, we may not be able to access the funds without a loss of principal, unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity. Due to these recent changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, have classified these investments as long-term as of March 31, 2008.
At March 31, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value using a discounted cash flows methodology. Some of these assumptions included credit quality, expected length of time the ARS is expected to be held, expected cash flows during the holding period and a risk adjusted discount rate. One of the more significant assumptions made in our valuation model was the term of expected cash flows of the underlying student loans. We developed several assumptions of the underlying loan payoffs that ranged from four to ten years. Using the projections produced from these ranges, the resulting values of the ARSs ranged from $17.3 million to $16.5 million. Based on our internal modeling and the value provided by the broker, we concluded that the fair value of the ARSs was $17.2 million as of March 31, 2008 and recorded an unrealized loss on these securities of $0.8 million in other comprehensive income, reflecting the decline in the estimated fair value of these securities. We believe this unrealized loss is primarily attributable to the limited liquidity of these investments and the length of time we may have to hold the ARSs to realize par value.
Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2008, compared to $0.9 million for the three months ended March 31, 2007. For both the three months ended March 31, 2008 and 2007, net cash provided by financing activities resulted primarily from the proceeds from the exercise of share options and the sale of shares under our 1999 Employee Share Purchase Plan.
We lease office space under non-cancelable operating leases with various expiration dates through 2013. Future minimum lease payments under all operating leases as of March 31, 2008 are as follows:

	Payment due by period (U.S. dollars in thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating Lease Obligations	$23,690	$5,834	$9,244	$7,437	$1,175
The lease commitments shown include amounts related to certain exited facilities that have been reserved for as a result of our restructuring plans, which, net of estimated sublease income, resulted in a restructuring balance of approximately $2.4 million at March 31, 2008.
We anticipate our operating costs will remain relatively stable for the foreseeable future and, as a result, we intend to fund our operating expenses through cash flows from operations. We expect to use our cash resources to fund capital expenditures as well as acquisitions or investments in complementary businesses, technologies or product lines. We believe that our current cash, cash equivalents, and marketable securities and cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.
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
Exposure to Currency Fluctuations
Our condensed consolidated financial statements are prepared in U.S. dollars, our functional currency. A percentage of our revenue, expenses, assets and liabilities are denominated in currencies other than our functional currency.

28.

Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could also result in exchange gains and losses. As a result of currency fluctuations, we recognized an exchange gain of less than $0.1 million for both the three months ended March 31, 2008 and 2007. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. We have in the past sought to hedge the risks associated with fluctuations in exchange rates of the euro to the U.S. dollar. However, because the majority of our sales and expenses are currently made in U.S. dollars, we no longer enter into foreign currency forward exchange contracts to manage exposure related to transactions denominated in foreign currencies. In the future, we may undertake transactions to hedge the risks associated with fluctuations in exchange rates if the risk from foreign currency exposure increases due to a decrease in the percentage of U.S. dollar-based transactions. See also Item 3 “Quantitative and Qualitative Disclosures About Market Risk.” We had no derivative or hedging transactions in the three months ended March 31, 2008.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes, other than those set forth below, in market risk exposures from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
At March 31, 2008, we held $18.0 million (par value) of investments comprised of auction rate securities, or ARSs, which are variable-rate debt securities backed by student loans. These ARSs are intended to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARSs and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARSs range from 2027 to 2047. As of March 31, 2008, we reclassified our entire balance of ARSs from current marketable securities to non-current marketable securities on our condensed consolidated balance sheet because of uncertainty in the ARS market. Additionally, as of March 31, 2008, we determined that there was a $0.8 million temporary decline in the fair value of our ARSs which was recorded to accumulated other comprehensive loss in the stockholders equity section of our condensed consolidated balance sheet.
The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.
We have no reason to believe that any of the underlying issuers of our ARSs are presently at imminent risk of default. However, if the issuer is unable to successfully close future auctions and their credit worthiness deteriorates, we may be required to adjust the carrying value of the ARSs through an impairment charge. Through May 9, 2008, we have continued to receive interest payments on the ARSs in accordance with their terms. We believe we will ultimately be able to liquidate our investments without significant loss of principal primarily due to the collateral securing the ARSs. However, it could take until final maturity of the ARSs to realize our investments’ par value.
If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive loss or impairment charges in future quarters, which could have a material impact on our financial results.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures.
Our Chief Executive Officer, Peter M. Zotto, and our Chief Financial Officer, Christopher M. Mirabile, (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008, to ensure that information required to

29.

be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our controls and procedures ensure that information required to be disclosed by IONA in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
(b) Changes in Internal Controls Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The information set forth in Note 14 to the “Notes to the Condensed Consolidated Financial Statements” is incorporated by reference herein.
Item 1A. RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
In addition to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2007, an unsolicited preliminary expression of interest in the acquisition of IONA and the public nature of the resulting review of strategic alternatives by the Board of Directors has created a distraction for our management and uncertainty that may adversely affect our business.
In response to regulatory requirements following an unsolicited expression of interest in the acquisition of the Company, on February 20, 2008 we announced that our Board of Directors had retained a financial advisor to evaluate and advise the Company regarding strategic alternatives for our business, including, but not limited to, the sale of the Company or merger of the Company with another entity offering strategic opportunities. There is no assurance that this process of exploring strategic alternatives will result in a transaction. The review and consideration of strategic alternatives for the Company’s business have been, and may continue to be, a significant distraction for our management and employees, and have required, and may continue to require, the expenditure of significant time and resources by us. The public nature of this evaluation process has also created uncertainty for our employees and which may adversely affect our ability to retain key employees and to hire new talent. Additionally, the public nature of this evaluation process may also create uncertainty for current and potential customers and business partners, who consider our strategic direction when deciding whether to engage in transactions with us, which could cause them to terminate, or not to renew or enter into, transactions with us.

30.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1†	Form of Incentive Share Option Agreement (1)

10.2†	Form of Non-Qualified Option Agreement (1)

10.3†	Form of Phantom Share Unit Agreement (2)

10.4†	First Amendment to Non-Executive Directors Change in Control Plan, dated November 29, 2007 (2)

10.5†	Form of First Amendment to Change of Control Agreement by and among IONA Technologies, Inc., IONA Technologies PLC and each of the executive officers of IONA Technologies PLC (2)

10.6†	Senior Management Team Bonus Plan (3)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	This exhibit is a management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 26, 2008.

(2)	Incorporated by Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-29154).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 2008.

31.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IONA Technologies PLC
Date: May 12, 2008
By:	/s/ Peter M. Zotto
Peter M. Zotto, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christopher M. Mirabile
Christopher M. Mirabile, Chief Financial Officer
(Principal Financial Officer)

32.