Form 10-Q
period 2008-06-30
IONA TECHNOLOGIES PLC
filed 2008-08-11
CIK 1032346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2008

Ordinary Shares, par value €0.0025 per share	36,837,821

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
IONA Technologies PLC
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,
	2008	December 31,
	(unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents	$35,963	$21,767
Restricted cash	200	200
Marketable securities	2,026	34,514
Accounts receivable, net of allowance of $344 and $583, respectively	10,726	12,378
Prepaid expenses	2,650	2,138
Deferred tax asset — current	888	888
Other assets — current	15	205

Total current assets	52,468	72,090

Property and equipment, net of accumulated depreciation of $18,079 and $17,865, respectively	2,381	2,644
Goodwill and intangible assets	9,750	10,149
Marketable securities, non-current	16,975	—
Deferred tax asset	1,040	1,040
Other assets	401	388

Total assets	$83,015	$86,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,701	$1,470
Accrued payroll and related expenses	4,974	4,946
Deferred revenue	18,013	15,931
Other accrued liabilities	14,308	10,513

Total current liabilities	39,996	32,860

Long-term deferred revenue	1,041	1,317
Other non-current liabilities	2,895	2,583

Shareholders’ equity:

Ordinary shares, €0.0025 par value, 150,000,000 shares authorized; 36,816,338 and 36,531,565, respectively, shares issued and outstanding	102	101
Additional paid-in capital	510,592	508,474
Accumulated deficit	(470,579)	(459,032)
Accumulated other comprehensive (loss) / income	(1,032)	8

Total shareholders’ equity	39,083	49,551

Total liabilities and shareholders’ equity	$83,015	$86,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONA Technologies PLC
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Product revenue	$7,489	$9,880	$14,085	$16,148
Service revenue	9,961	9,890	19,806	19,204

Total revenue	17,450	19,770	33,891	35,352

Cost of revenue:
Cost of product revenue	199	240	386	470
Cost of service revenue	3,691	3,785	7,526	7,238

Total cost of revenue	3,890	4,025	7,912	7,708

Gross profit	13,560	15,745	25,979	27,644

Operating expenses:
Research and development	4,752	5,088	9,673	9,515
Sales and marketing	6,743	8,283	13,952	16,134
General and administrative	6,049	3,380	10,058	6,506
Amortization of intangible assets	52	48	104	56
Restructuring and impairments	1,841	—	3,370	—

Total operating expenses	19,437	16,799	37,157	32,211

Loss from operations	(5,877)	(1,054)	(11,178)	(4,567)
Interest income, net	244	515	743	1,090
Net exchange loss	(290)	(307)	(221)	(294)

Loss before provision for income taxes	(5,923)	(846)	(10,656)	(3,771)
Provision for income taxes	500	366	891	289

Net loss	$(6,423)	$(1,212)	$(11,547)	$(4,060)

Basic and diluted net loss per ordinary share and per American Depositary Shares	$(0.17)	$(0.03)	$(0.31)	$(0.11)
Shares used in computing basic and diluted net loss per ordinary share and per American Depositary Shares	36,806	36,307	36,724	36,191
The accompanying notes are an integral part of these condensed consolidated financial statements.

IONA Technologies PLC
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,547)	$(4,060)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	757	835
Amortization	398	267
Share-based compensation	1,333	2,776
Restructuring and impairments	3,370	—
Realized gain on marketable securities	(15)	(408)
Recovery of bad debt expense	(219)	(44)
Deferred income taxes	—	(409)
Changes in operating assets and liabilities:
Accounts receivable	1,871	5,902
Prepaid expenses	(512)	(1,285)
Other assets	162	1
Accounts payable	1,231	1,284
Accrued payroll and related expenses	28	(1,959)
Other liabilities	823	416
Deferred revenue	1,806	4,190

Net cash (used in) provided by operating activities	(514)	7,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquired in purchase transaction, net of cash acquired	—	(10,558)
Sales of marketable securities	25,358	4,950
Purchases of marketable securities	(10,869)	(5,642)
Purchases of property and equipment	(580)	(461)
Proceeds from disposal of property and equipment	15	—

Net cash provided by (used in) investing activities	13,924	(11,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	570	849
Proceeds from employee share purchase plan	216	309

Net cash provided by financing activities	786	1,158

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,196	(3,047)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,767	37,569

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,963	$34,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONA Technologies PLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation and New Accounting Standards
These condensed consolidated financial statements have been prepared by IONA Technologies PLC, referred to as IONA or the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and in accordance with United States generally accepted accounting principles, or U.S. GAAP, for interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals and adjustments to estimates of restructuring charges) have been made for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. The operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 14, 2008.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying footnotes. Actual results could differ from those estimates.
Certain amounts reported in prior periods have been reclassified in this report to conform to the presentation used for the current period. The Company reclassified approximately $0.2 million from amortization of intangible assets to cost of product revenue in its condensed consolidated statement of operations for the three and six months ended June 30, 2007. Additionally, the Company reclassified $1.3 million related to its tax liabilities from other accrued liabilities to other non-current liabilities in its condensed consolidated balance sheet as of December 31, 2007.
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
In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (ARB) No. 51, or SFAS 160. SFAS 160 requires (1) presentation of ownership interests in subsidiaries held by parties other than the parent within equity in the consolidated statements of financial position, but separately from the parent’s equity; (2) separate presentation of the consolidated net income attributable to the parent and to the minority interest on the face of the consolidated statements of income; (3) accounting for changes in a parent’s ownership interest where the parent retains its controlling financial interest in its subsidiary as equity transactions; (4) initial measurement of the noncontrolling interest retained for any deconsolidated subsidiaries at fair value with recognition of any resulting gains or losses through earnings; and (5) additional disclosures that identify and distinguish between the interests of the parent and noncontrolling owners. The provisions of SFAS 160 are effective for the Company beginning January 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on the Company’s condensed consolidated financial statements.
In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is intended to enhance the current disclosure framework in FASB Statement No.133 and requires additional information about how and why derivative instruments are being used, how derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flow. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS 161 is not expected to have a material impact on the Company’s condensed consolidated financial statements.
In May 2008, FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of SFAS 162 will not have a material impact on the Company’s condensed consolidated financial statements.
2. Acquisition Agreement with Progress Software Corporation
On June 25, 2008, IONA and Progress Software Corporation announced that they had reached agreement on the terms of a recommended acquisition for cash of the entire issued and to be issued share capital of the Company for $4.05 per share. Upon completion of the transaction, IONA will become an indirect, wholly-owned, subsidiary of Progress Software Corporation.
3. Revenue Recognition
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
For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined by vendor specific objective evidence, or VSOE, of fair value. VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for each element when sold separately, including the renewal rate for support services. The Company maintains management approved price lists for its product licenses, customer support and professional services. The Company infrequently offers discounts on its customer support or professional services, and if offered, such discounts are usually insignificant. If the Company cannot objectively determine the fair value of any undelivered element included in the multiple element arrangement, revenue is deferred until all elements are delivered, services have been performed, or until fair value can be objectively determined. When the fair value of a delivered element cannot be established, the Company uses the residual method of accounting to record revenue, provided the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and recognized as delivered and the remaining portion of accounting arrangement fee is allocated to the delivered elements and is recognized as revenue.
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
4. Share-Based Compensation Plans
The following table summarizes share-based compensation expense under Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Based Compensation, or SFAS 123R, for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Employee share options *	$694	$1,254	$1,269	$2,493
Employee share purchases *	30	57	64	113
Phantom share units *+	—	112	—	170

Total share-based compensation	$724	$1,423	$1,333	$2,776

Options, shares and units, respectively, are subject to:

*	service conditions

+	performance conditions
1999 Employee Share Purchase Plan
In August 1999, the Company established a qualified Employee Share Purchase Plan, the terms of which allow for qualified employees (as defined therein) to participate in the purchase of designated shares of the Company’s ordinary shares, par value €0.0025 per share, at a price equal to the lower of 85% of the closing price at the beginning and end of each semi-annual share purchase period. As of June 30, 2008, 1,605,877 shares have been issued under the Employee Share Purchase Plan and 394,123 shares were reserved for future purchases.
Employee Share-Based Compensation Plans
The Company has share-based compensation plans under which employees, consultants, directors and officers may be granted share options. Options are granted with exercise prices not less than the fair market value of our ordinary shares on the grant date, generally vest over 4 years and expire 7 or 10 years from the grant date, or five years from the date of grant in the case of an incentive share option granted to an employee holding more than 10% of the total combined voting power of the Company. Additionally, the 2006 Share Incentive Plan provides for the grant of restricted share awards, phantom share units, share appreciation rights and other share-based awards, including the grant of shares based upon certain conditions such as performance-based conditions and the granting of securities convertible into ordinary shares. The 2006 Share Incentive Plan was approved by the Company’s shareholders on August 23, 2006. The 2006 Share Incentive Plan replaced the Company’s 1997 Share Option Scheme and 1997 Director Share Option Scheme, both of which expired in 2007. Under the 2006 Share Incentive Plan, 4,000,000 new shares may be used for the issuance of awards. In addition, shares underlying any award granted and outstanding under the Company’s 1997 Share Option Scheme as of the adoption date of the 2006 Share Incentive Plan that are forfeited, cancelled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares or otherwise terminated (other than by exercise), after the adoption date are available for future grants under the 2006 Share Incentive Plan.

The following table sets forth information related to IONA’s five equity compensation plans as of June 30, 2008:

				Available for
Plan	Authorized		Outstanding	Future Grants
1997 Share Option Scheme	12,900,000		4,980,353	—
2006 Share Incentive Plan	4,000,000		1,457,000	4,118,416	*
1997 Director Share Option Scheme	500,000		351,000	—
Genesis Development Corporation 1997 Stock Option Plan	—	**	228	—
Netfish Technologies, Inc. 1999 Stock Option Plan	—	**	25,594	—

	17,400,000		6,814,175	4,118,416

*	Includes 1,654,728 shares, as of June 30, 2008, from the 1997 Share Option Scheme and 1997 Director Share Option Scheme that were forfeited, cancelled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of shares or otherwise terminated (other than by exercise).

**	In connection with acquisitions of Genesis Development Corporation and Netfish Technologies, Inc., or Netfish, all of the outstanding share options for these plans were converted into options to purchase the Company’s ordinary shares.
General Share-Based Awards Information
The following table summarizes IONA’s share-based award transactions (in thousands, except per share data):

	Number	Weighted-Average
	of Awards	Exercise Price
Balance outstanding at December 31, 2007	7,999	$4.84
Granted — share options	229	3.52
Granted — phantom share units	—	—
Forfeitures	(1,211)	4.53
Exercised	(203)	2.81

Balance outstanding at June 30, 2008	6,814	$4.91

The following table summarizes information concerning IONA’s outstanding and exercisable share-based awards as of June 30, 2008 (shares and aggregate intrinsic values in thousands):

	Awards Outstanding				Awards Exercisable
		Weighted-				Weighted-
		Average				Average
		Remaining	Weighted-	Aggregate		Remaining	Weighted-	Aggregate
Range of	Number	Contractual Life	Average	Intrinsic	Number	Contractual Life	Average	Intrinsic
Exercise Prices	of Shares	(Years)	Exercise Price	Value	of Shares	(Years)	Exercise Price	Value
$0.00 — $3.50	2,445	5.8	$2.77	$2,849	2,114	5.5	$2.72	$2,589
$3.51 — $5.00	1,663	7.7	4.13	119	829	7.1	4.24	20
$5.01 — $6.50	1,836	7.5	5.45	—	1,009	6.9	5.39	—
$6.51 — $8.00	691	5.5	7.34	—	690	5.5	7.34	—
$8.00 — $74.50	179	2.1	26.55	—	179	2.1	26.55	—

Total	6,814	6.6	$4.91	$2,968	4,821	5.6	$5.08	$2,609

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing share price of $3.94 on June 30, 2008, that would have been received by the option holders had they exercised their options as of that date. During the six months ended June 30, 2008, the total intrinsic value of options exercised was $0.1 million. The unamortized fair value of options as of June 30, 2008, was $3.9 million with a weighted-average remaining recognition period of 1.3 years.
Valuation and Expense Information under SFAS 123R
The following table summarizes share-based compensation expense related to employee share options, employee share purchases, and phantom share units under SFAS 123R for the periods presented which was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of service revenue	$98	$201	$196	$344
Research and development	165	303	350	593
Sales and marketing	220	452	396	906
General and administrative	241	467	391	933
The fair value of employee share options granted was estimated at the date of grant during the periods presented below using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.6%	4.9%	2.2%	4.8%
Expected dividend yield	—	—	—	—
Expected volatility	56.3%	67.8%	56.3%	67.8%
Expected life (years)	3.02	3.90	3.02	3.90
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
The Company’s estimated option forfeiture rate in the six months ended June 30, 2008 and 2007, based on its historical option forfeiture experience, was approximately 13% and 10%, respectively. The Company will record additional expense if the actual option forfeitures are lower than estimated and will record a recovery of prior expense if the actual option forfeitures are higher than estimated.
The fair value for rights to purchase awards under the 1999 Employee Share Purchase Plan during the periods presented below was estimated at the date of grant using the following weighted-average assumptions:

	Three and Six
	Months Ended
	June 30,
	2008	2007
Risk-free interest rate	3.0%	5.1%
Expected dividend yield	—	—
Expected volatility	25.0%	67.8%
Expected life (years)	0.5	0.5

The following table sets for the weighted-average fair values of the options granted under IONA’s share option plans and shares subject to purchase under the employee share purchase plan based on the above assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Share option plans	$1.55	$3.06	$1.41	$3.02
Employee share purchase plan	$0.71	$1.73	$0.75	$1.67
5. Restricted Cash
At June 30, 2008, the Company had $0.2 million in restricted cash deposits with Citizens Bank, which includes an annual renewable letter of credit for a certain leased facility. Should the Company not renew this letter of credit or default on its rental obligation, $0.2 million will be payable to the lessor.
6. Fair Value Measurements
As stated in Note 1, Basis of Presentation and New Accounting Standards, effective January 1, 2008, the Company adopted SFAS 157 which requires disclosures about fair value measurements for its assets and liabilities that are re-measured and reported at fair value at each reporting period, and its assets and liabilities that are re-measured and reported at fair value on a non-recurring basis.
The following table presents information about the Company’s assets that are measured at fair value at each reporting period as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Fair Value Measurements at June 30, 2008
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$36,163	$36,163	$—	$—
Marketable securities — current and non-current	19,001	—	2,026	16,975

Total	$55,164	$36,163	$2,026	$16,975

At June 30, 2008, the Company held $18.0 million (par value) of investments comprised of auction rate securities, or ARSs, which are variable-rate debt securities that are backed by student loans and have long-term maturities with interest rates that are set and reset through Dutch auction processes that are typically held every 7, 28 or 35 days. The ARSs have historically traded at par value and are callable at par value at the option of the issuer. Interest is typically paid at the end of each auction period. At June 30, 2008, all of the ARSs the Company held were AAA/Aaa rated, collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Beginning in the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was insufficient demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that the holders of such securities cannot sell the securities at auction and the interest rate on the security generally resets to a maximum auction rate. The ARSs held by the Company are currently not deemed liquid because of the failed auctions. As a result, the Company may not be able to access these funds without a loss of principal, unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity. Due to these recent changes and uncertainty in the ARS market, the Company believes the recovery period for these investments is likely to be longer than 12 months and as a result, has classified these investments as long-term as of June 30, 2008.
At June 30, 2008, there was insufficient observable ARS market information available to determine the fair value of the Company’s investments. Therefore, the Company estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value using a discounted cash flows methodology. Some of these assumptions included credit quality, expected length of time the ARS is expected to be held, expected cash flows during the expected holding period and a risk adjusted discount rate. Based on this analysis, the Company recorded a temporary impairment to other comprehensive loss of $1.0 million related to its ARS investments as of June 30, 2008. The Company believes this temporary impairment is primarily attributable to the limited liquidity of these investments and the length of time the Company may have to hold the ARSs to realize par value.
The following table reflects the activity for the Company’s major classes of assets measured at fair value using level 3 inputs:

Available
For-sale
(In thousands)	Securities

Balance, December 31, 2007	$—

Transfers from Level 2	20,000
Purchases	3,250
Redemptions and sales	(5,250)
Unrealized losses included in accumulated other comprehensive loss	(1,025)

Balance, June 30, 2008	$16,975

The Company has no reason to believe that any of the underlying issuers of its ARSs are presently at imminent risk of default. However, if the issuer is unable to successfully close future auctions and their credit worthiness deteriorates, the Company may be required to adjust the carrying value of the ARSs through an impairment charge to the statement of operations. Through August 11, 2008, the Company has continued to receive interest payments on the ARSs in accordance with their terms. The Company believes it will ultimately be able to liquidate its investments without significant loss of principal primarily due to the collateral securing the ARSs. However, it could take until final maturity of the ARSs (from 19 to 39 years) to realize the Company’s investments’ par value.
7. Marketable Securities
The Company purchases investments and marketable securities that have been designated as “available-for-sale” in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS No. 115. Available-for-sale securities are carried at fair value with the unrealized gains and losses reported in “Accumulated Other Comprehensive Income,” a component of shareholders’ equity.
The components of marketable securities (current and non-current) are as follows (in thousands):

	As of June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Auction rate securities	$18,000	$—	$(1,025)	$16,975
Fixed income securities	2,033	—	(7)	2,026
Commercial paper	—	—	—	—

Total marketable securities	$20,033	$—	$(1,032)	$19,001

	As of December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Auction rate securities	$20,000	$—	$—	$20,000
Fixed income securities	8,000	8	—	8,008
Commercial paper	6,506	—	—	6,506

Total marketable securities	$34,506	$8	$—	$34,514

8. Accumulated Other Comprehensive Loss
The Company accounts for comprehensive loss in accordance with the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, or SFAS 130. SFAS 130 establishes guidelines for the reporting and display of comprehensive loss and its components in the financial statements. The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(6,423)	$(1,212)	$(11,547)	$(4,060)
Other comprehensive loss:
Unrealized holding losses arising during the period	(251)	—	(1,017)	—
Less: reclassification adjustment for gains realized in net income	—	—	15	—

Net unrealized losses on investments	(251)	—	(1,032)	—

Total comprehensive loss	$(6,674)	$(1,212)	$(12,579)	$(4,060)

9. Advanced Billings
The Company’s accounts receivable and deferred revenue balances are shown net of advanced billings. Advanced billings consist of post-contract customer support amounts which have been invoiced as of the end of the period but the term of the support has not commenced or payment has not been received. Accounts receivable and deferred revenue balances are shown net of advanced billings of $1.1 million and $5.6 million at June 30, 2008 and December 31, 2007, respectively.
10. Goodwill and Intangible Assets
Goodwill and intangible assets related to acquisitions completed in 2007 consist of the following (in thousands):

		June 30, 2008
		Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period (Years)	Amount	Amortization	Amount
Goodwill		$7,521	$—	$7,521

Intangible assets
Technology	4	2,350	(780)	1,570
Customer relationships	5	730	(185)	545
Non-competition agreements	3	200	(86)	114

Amortizable intangible assets		3,280	(1,051)	2,229

Total goodwill and intangible assets		$10,801	$(1,051)	$9,750

Annual amortization expense related to intangible assets for the remainder of fiscal 2008 and the following fiscal years is expected to be as follows (in thousands):

	2008	2009	2010	2011	2012
Amortization expense	$400	$800	$747	$244	$37
11. Restructurings and Impairments
On January 11, 2008, the Company committed to a cost reduction plan focused on streamlining its operations and the elimination of certain fixed costs. This includes costs associated with a reduction in workforce of 47 employees across the organization, the closing of two excess facilities in China and other direct costs. During the six months ended June 30, 2008, the Company incurred a total of $1.5 million in severance payments and related costs and $0.1 million in excess facilities costs in connection with these actions.
In addition, during prior periods, the Company’s management and Board of Directors approved restructuring plans, which included consolidation of excess facilities, reductions in workforce, and other related costs. During the six months ended June 30, 2008, the Company revised its estimate of future sublease income for its Dublin, Ireland facility as a result of additional anticipated vacancy periods as the Company searches for a replacement subtenant as well as an anticipated rent increase. This resulted in approximately $1.7 million of excess facilities costs for the six months ended June 30, 2008.
The following sets forth the Company’s accrued restructuring costs under the cost reduction plans as of June 30, 2008 (in thousands):

		Severance
	Excess	and Other
	Facilities	Direct Costs	Total
Balance at December 31, 2007	$2,391	$—	$2,391
2008 charges	1,758	1,547	3,305
Cash outlays in 2008	(252)	(1,464)	(1,716)

Balance at June 30, 2008	$3,897	$83	$3,980

As of June 30, 2008, the Company had approximately $4.0 million of accrued restructuring charges of which $3.9 million related to excess facilities and the remaining $0.1 million related to severance and related costs. At June 30, 2008, approximately $2.5 million of these charges are included in other accrued liabilities since net cash outlays are expected within twelve months and the remaining $1.5 million are included in other non-current liabilities since net cash outlays are expected to be made through the end of 2013.
In addition, the Company recorded a $0.1 million impairment charge related to the disposal of certain fixed assets at the two offices it vacated in China during the three months ended June 30, 2008.
12. Net Loss Per Ordinary Share and ADS
For the three and six months ended June 30, 2008 and 2007, all share options outstanding have been excluded from the calculation of the diluted net loss per share because all such securities were antidilutive. The total number of shares related to the outstanding options that were excluded from the calculations of diluted net loss per share was 6,814,175 and 8,401,504 for the three and six months ended June 30, 2008 and 2007, respectively.
13. Income Taxes
Provision for income taxes was $0.9 million for the six months ended June 30, 2008 compared to $0.3 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, the Company recorded a decrease in its liability for unrecognized tax benefits of approximately $0.1 million as a result of the lapse of the statute of limitations in a certain tax jurisdiction. This decrease resulted in a $0.1 million effective tax rate benefit for the period. Additionally, during the six months ended June 30, 2008, the Company also recorded an increase to its liability for unrecognized benefits of approximately $0.1 million for positions taken during the current period. This increase resulted in a $0.1 million increase in the Company’s effective tax rate. During the six months ended June 30, 2007, based upon the Company’s U.S. operating results and an assessment of its expected future results, the Company concluded that, more likely than not, it would be able to realize a portion of its U.S. net operating loss carry-forward tax assets prior to their expiration. As a result, the Company reduced its valuation allowance resulting in recognition of a deferred tax asset of $0.4 million. The residual provision for income taxes of $0.9 million in 2008 and $0.7 million in 2007, reflect taxes in connection with income in jurisdictions outside of the Republic of Ireland.
During the fourth quarter ended December 31, 2007, based upon the Company’s U.S. operating results and an assessment of its expected future U.S. results, the Company concluded that, it was more likely than not, that it would be able to realize a portion of its U.S. deferred tax assets and net operating loss carry-forwards prior to its expiration. As a result, the Company reduced its deferred tax asset valuation allowance related to U.S. deferred tax assets in 2007, resulting in recognition of a deferred tax asset of $2.0 million. This was partially offset by the recognition of $0.1 million in deferred tax liabilities in Japan. The Company will continue to review its operating results to determine if it becomes more likely than not that its deferred tax assets will be realized in the future, at which time the Company will release some or all of the valuation allowance. The reduction in the Company’s valuation allowance in 2007 resulted in an income tax benefit during that year. The Company may record additional deferred tax benefits in future periods if it expects to utilize additional deferred tax assets. This analysis is largely based on the Company’s assessment of future income which is closely connected to its budgeting process, which takes place in the fourth quarter of each year.
14. Segment Information
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
Sales by geographic area are presented based upon the end customer’s designated delivery point. Sales by geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Americas	$9,566	$7,433	$19,444	$15,903
Europe, Middle East and Africa	4,729	9,238	9,114	13,841
Asia-Pacific Rim	3,155	3,099	5,333	5,608

Total	$17,450	$19,770	$33,891	$35,352

The following customers accounted for 10% or more of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

AT&T Inc.	13%	*	18%	*
The Boeing Company	15%	21%	13%	16%

*	Customer accounted for less than 10% of the Company’s revenue

15. Contingencies
The Company is involved in various legal proceedings and disputes that arise in the normal course of business. Disputes can be expensive and disruptive to normal business operations. The Company believes that it has meritorious defenses to these matters. In 2003, the Company settled a lawsuit which arose in connection with the termination of an employee by Netfish Technologies, Inc., or Netfish, prior to the Company’s acquisition of Netfish. Since settlement of the underlying lawsuit, the Company has also reached settlement with Netfish’s insurers over payment of the legal fees incurred by the Company. Netfish’s former Chief Executive Officer asserts that the Company is obligated to reimburse him for his legal expenses incurred in connection with this suit. The Company vigorously disputes such assertion and is in discussions with the former Netfish Chief Executive Officer over the matter.
16. Guarantees
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of IONA Technologies PLC, hereinafter referred to as “we,” “us,” “our,” “IONA,” or the “Company,” should be read in conjunction with the accompanying condensed consolidated financial statements for the periods specified and the associated notes. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding, among other things, our plans, objectives, expectations and intentions. These forward-looking statements are neither promises nor guarantees but rather are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including risks and uncertainties relating to IONA’s cost management efforts; growth in market demand for service oriented architectures and integration software; IONA’s sales model; volume, timing and seasonal patterns of product sales; impact of competitive products and pricing; development, launch and market acceptance of new and improved products; undetected errors in software; the integration of any acquisitions; anticipated tax rates; and general economic conditions, including their effect on the acquisition of new accounts and the time required to close sales transactions. You should not rely on these forward-looking statements, which are current only as of the date when made. You should not expect that these forward-looking statements will be updated or supplemented as a result of changing circumstances or otherwise, and we disavow and disclaim any obligation to do so. Further reference should be made to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by our subsequently filed Quarterly Reports on Form 10-Q and other SEC filings, as well as elsewhere in this report.
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
Our gross margins are affected by the mix of product and service revenue and the variety of distribution channels utilized. We typically realize significantly higher gross margins on product revenue than on service revenue. Management reviews and analyzes several key performance indicators in order to manage our business and assess the quality of and potential variability of our revenues and cash flows. These key performance indicators, which are discussed in more detail below, include:
•	Revenue growth which provides an important guide to our overall business growth and the success of our sales and marketing efforts;

•	Gross margin which is an indicator of our offering mix, competitive pricing pressures and the cost of our operations;

•	Growth in our Artix product revenue which is an indicator of the success of our focused sales efforts;

•	Earnings per share which is an indicator of our overall performance;

•	Liquidity and cash flow which are indicators of our management of our balance sheet and expenses; and

•	Growth in our FUSE open source services revenue which is an indicator of market acceptance of our introductory offerings.
On June 25, 2008, IONA and Progress Software Corporation announced that they had reached agreement on the terms of a recommended acquisition for cash of the entire issued and to be issued share capital of IONA for $4.05 per share. Upon completion of the transaction, IONA will become an indirect wholly-owned subsidiary of Progress Software Corporation.
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
For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by vendor specific objective evidence, or VSOE, of fair value. VSOE of fair value for each element of an arrangement is based upon the normal pricing and discounting practices for each element when sold separately, including the renewal rate for support services. We maintain management approved price lists for our product licenses, customer support and professional services. We infrequently offer discounts on our customer support or professional services and, if offered, such discounts are usually insignificant. If we cannot objectively determine the fair value of any undelivered element included in the multiple element arrangement, we defer revenue until all elements are delivered, services have been performed, or until fair value can be objectively determined. When the fair value of a delivered element cannot be established, we use the residual method of accounting to record revenue, provided the fair value of all undelivered elements is determinable. Under the residual method of accounting, the fair value of the undelivered elements is deferred and recognized as they are delivered and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.
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
Share-Based Compensation
We grant share options to purchase our common shares to our employees and directors under our share option plans. We also grant phantom share units to certain key employees, which may have service, market or performance-based conditions attached. Eligible employees may also purchase shares of our ordinary shares at 85% of the lower of the fair market value on the first or the last day of the offering period under our employee share purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123R with a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2008 and 2007 was $0.7 million and $1.4 million, respectively. Share-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2008 and 2007 was $1.3 million and $2.8 million, respectively. At June 30, 2008, the total unamortized fair value of share options was $3.9 million. The weighted-average period over which the unamortized fair value of share options will be recognized is 1.3 years.
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
The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. This methodology results in a weighted-average expected term calculation of 3.02 years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. This methodology results in a weighted-average risk free rate of 2.2%. Expected volatility is based on the historical volatility of the Company’s shares. This methodology results in a volatility calculation of 56.3%. We used the straight-line method for expense attribution.
Our weighted-average estimated option forfeiture rate for the six months ended June 30, 2008, based on our historical option forfeiture experience, is approximately 13%. We will record additional expense if the actual option forfeitures are lower than estimated and will record a recovery of prior expense if the actual option forfeitures are higher than estimated.
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
During the year ended December 31, 2007, based upon our U.S. operating results and an assessment of our expected future U.S. results, we concluded that it was more likely than not that we would be able to realize a portion of our U.S. deferred tax assets and net operating loss carry-forwards prior to their expiration. As a result, we reduced our deferred tax asset valuation allowance related to U.S. deferred tax assets in 2007, resulting in recognition of a deferred tax asset of $2.0 million. This was partially offset by the recognition of $0.1 million in deferred tax liabilities in Japan. We will continue to review our operating results to determine if it becomes more likely than not that our deferred tax assets will be realized in the future, at which time we would release some or all of the valuation allowance. The reduction in our valuation allowance in 2007 resulted in an income tax benefit during that year. We may record additional deferred tax benefits in future periods if we expect to utilize additional deferred tax assets. This analysis is largely based on our assessment of future income which is closely connected to our budgeting process, which takes place in the fourth quarter of each year.
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
The majority of our unbenefited deferred tax assets relate to net operating loss carry-forwards in the U.S. and Ireland. The utilization and realization of these deferred tax assets is dependant upon many complex factors, including the future jurisdictional mix of our earnings as adjusted for the income sharing and cost reimbursement arrangements among the related entities. Historically, the differences between book income and taxable income have varied in both amount and type but have primarily been the result of timing differences and share-based compensation deductions. In addition, we believe that we will realize our benefited deferred tax assets assuming continued profitability in the applicable jurisdictions at existing levels.
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
Goodwill and Intangible Assets

At June 30, 2008, we had approximately $9.8 million of goodwill and intangible assets related to acquisitions completed in 2007, net of approximately $1.0 million of accumulated amortization. Goodwill and intangible assets with indefinite lives are tested at least annually for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142. The goodwill and other intangible asset impairment test is a two-step process. The first step of the impairment analysis compares our fair value to our net book value to determine if there is an indicator of impairment. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. Since we have one reporting unit, we calculate fair value using the average market price of our American Depositary Receipts over a seven-day period surrounding the annual impairment testing date (during the fourth fiscal quarter) and the number of our ordinary shares outstanding on the date of the annual impairment test. Step two of the analysis compares the implied fair value of goodwill and other intangible assets to its carrying amount in a manner similar to a purchase price allocation for a business combination. If the carrying amount of goodwill and other intangible assets exceeds its implied fair value, an impairment loss is recognized equal to that excess. We test our goodwill and other intangible assets for impairment annually during the fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill or other intangible assets may be impaired. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired. As of June 30, 2008, we were not aware of any indicators or impairment that would impact the carrying value of our goodwill and intangible assets.
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
At June 30, 2008, there was insufficient observable auction rate security, or ARS, market information available to determine the fair value of our ARS investments. In accordance with the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, we determined the fair value of our ARSs using level 3 inputs. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimate of fair value using a discounted cash flows methodology. Some of these assumptions included credit quality, expected length of time the ARS is expected to be held, expected cash flows during the holding period and a risk adjusted discount rate. Based on this analysis, we recorded a temporary impairment of $1.0 million to other comprehensive loss related to our ARS investments as of June 30, 2008. If the assumptions used in the fair value calculation were to change, we may incur additional unrealized losses or realized losses which could have a material impact on our financial results.
Restructurings
We have recorded restructuring charges and credits to align our cost structure with changing market conditions. Our restructuring plans resulted in a reduction in headcount and the closure and consolidation of excess facilities. In determining the charges to record, we made certain estimates and judgments surrounding the amounts ultimately to be paid for the actions we have taken. At June 30, 2008, there were various accruals recorded for the costs associated with certain excess facilities and lease obligations, which may be adjusted periodically for resolution of certain contractual commitments, or changes in estimates of sublease income or the period of time the facilities will be vacant and subleased. Although we do not anticipate additional significant changes to our restructuring accruals for existing excess facilities, the actual costs may differ from those recorded in the event that the subleasing assumptions require adjustment due to changes in economic conditions surrounding the real estate market, actions of our subtenants or if we terminate our lease obligations prior to the scheduled termination dates.
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
Foreign Currency
The U.S. dollar is our functional currency. A percentage of our revenue, expenses, assets and liabilities are denominated in currencies other than our functional currency. Assets and liabilities denominated in currencies other than the U.S. dollar are translated at period end exchange rates. Revenue and expenses denominated in currencies other than the U.S. dollar are translated at rates approximating those prevailing at the dates of the related transactions. Resulting gains and losses are included in net loss for the period. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could also result in exchange gains and losses. We cannot accurately predict the impact of future exchange rate fluctuations on our condensed consolidated results of operations. We have in the past sought to hedge the risks associated with fluctuations in exchange rates of the Euro to the U.S. dollar. However, because the majority of our sales are currently U.S. dollar-based and because net Euro based assets and liabilities are closely matched, we no longer enter into foreign currency forward exchange contracts to manage exposure related to transactions denominated in foreign currencies. In the future, we may undertake transactions to hedge the risks associated with fluctuations in exchange rates if the risk from foreign currency exposure increases as a result of a decrease in the percentage of U.S. dollar-based transactions. We had no derivative or hedging transactions the six months ended June 30, 2008 or in the year ended December 31, 2007.

Results of Operations
The following table sets forth certain condensed consolidated statements of operations data as a percentage of total revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue:
Product revenue	42.9%	50.0%	41.6%	45.7%
Service revenue	57.1	50.0	58.4	54.3

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of product revenue	1.1	1.2	1.1	1.3
Cost of service revenue	21.2	19.2	22.2	20.5

Total cost of revenue	22.3	20.4	23.3	21.8

Gross margin	77.7	79.6	76.7	78.2
Operating expenses:
Research and development	27.2	25.7	28.6	26.9
Sales and marketing	38.6	41.9	41.2	45.6
General and administrative	34.7	17.1	29.7	18.4
Amortization of purchased intangible assets	0.3	0.2	0.3	0.2
Restructuring and impairments	10.6	0.0	9.9	0.0

Total operating expenses	111.4	84.9	109.7	91.1

Loss from operations	(33.7)	(5.3)	(33.0)	(12.9)
Interest income, net	1.4	2.6	2.2	3.0
Net exchange loss	(1.6)	(1.6)	(0.6)	(0.8)

Loss before provision for income taxes	(33.9)	(4.3)	(31.4)	(10.7)
Provision for income taxes	2.9	1.8	2.7	0.8

Net loss	(36.8)%	(6.1)%	(34.1)%	(11.5)%

Gross margin:
Product	97.3%	97.6%	97.3%	97.1%
Service	62.9%	61.7%	62.0%	62.3%

Three months ended June 30, 2008, compared to three months ended June 30, 2007
Total Revenue
Revenue by geographic area is presented based upon the end customer’s designated delivery point. Revenue by geographic area is as follows:

	Three Months Ended June 30,
($ in millions)	2008	% of Total	2007	% of Total	% Change
Americas	$9.6	54.8%	$7.4	37.6%	28.7%
Europe, Middle East and Africa	4.7	27.1%	9.3	46.7%	(48.8)%
Asia-Pacific Rim	3.2	18.1%	3.1	15.7%	1.8%

Total revenue	$17.5		$19.8		(11.7)%

Total revenue decreased by 11.7% to $17.5 million for the three months ended June 30, 2008, from $19.8 million for the three months ended June 30, 2007. Total revenue from customers located outside of the United States represented 45.2% of total revenue for the three months ended June 30, 2008, and 62.4% of total revenue for the same period of 2007, or $7.9 million and $12.4 million, respectively. The total number of transactions over $250,000 was 8 for the three months ended June 30, 2008, compared to ten during the same period of 2007. There was a decrease in average transaction size to $53,000 for the three months ended June 30, 2008, from approximately $64,000 for the same period of 2007. Due in part to industry consolidation in the telecommunications market, sales to AT&T represented approximately 13% of our revenue for the three months ended June 30, 2008. In addition, sales to Boeing represented approximately 15% of our revenue for the three months ended June 30, 2007 and 21% of our revenue for the same period in 2007.

	Three Months Ended June 30,
($ in millions)	2008	2007	% Change
Product revenue	$7.5	$9.9	(24.2)%
Service revenue	10.0	9.9	0.7%

Total revenue	$17.5	$19.8	(11.7)%

The decrease in product revenue was attributable to a decline in both our Orbix and Artix family of products. The increase in service revenue is primarily attributable to an increase in our Artix family of products partially offset by a decrease in our Orbix family of products.
Maintenance revenue increased $0.5 million to $8.5 million during the three months ended June 30, 2008 from $8.0 million during the same period of 2007. The increase in maintenance revenue is primarily related to an increase in Artix support revenue partially offset by a decrease in Orbix support revenue. Consulting and training revenue decreased $0.4 million to $1.5 million for the three months ended June 30, 2008 from $1.9 million during the same period in the prior year.
Cost of Product Revenue

	Three Months Ended June 30,
($ in millions)	2008	2007	% Change
Cost of product revenue	$0.2	$0.2	(17.1)%
Gross margin	97.3%	97.6%
Cost of product revenue consists primarily of amortization of purchased technology, third party royalties, cost of product media and duplication, manuals, packaging materials and shipping and handling and, to a lesser extent, the salaries and benefits of certain personnel and related operating costs of computer equipment. The decline in product gross margin year-over-year is primarily attributable to a fixed amortization of purchased technology expense as a percentage of lower product revenue as compared to the same period of 2007. In connections with the acquisition of Century 24 Solutions Limited, or C24, we recorded $2.4 million of developed technology in the first quarter of 2007 which is being amortized on a straight-line basis to cost of product revenue over a four year period.
Cost of Service Revenue

	Three Months Ended June 30,
($ in millions)	2008	2007	% Change
Cost of service revenue	$3.7	$3.8	(2.5)%
Gross margin	62.9%	61.7%
Cost of service revenue consists primarily of personnel costs for consultancy, training, customer support, product configuration and implementation, and related operating costs of computer equipment and travel expenses. The increase in service gross margin was primarily attributable to higher margins on our consulting and training revenue, resulting from a decrease in consulting and travel expenses. The average number of service personnel increased to 58 for the three months ended June 30, 2008 from 56 for the same period in the prior year.
Research and Development

	Three Months Ended June 30,
($ in millions)	2008	2007	% Change
Research and development	$4.8	$5.1	(6.6)%
Percentage of revenue	27.2%	25.7%
Research and development expenses consist primarily of salaries and benefits of research and development personnel, costs of third-party contractors, personnel-related overhead allocation, depreciation expenses arising from the purchase of computer equipment, software license fees and related indirect costs. The decrease in research and development expense is primarily related to the closing of our Beijing, China facility as part of our January 2008 restructuring actions and a decrease in share-based compensation. The average number of research and development personnel decreased to 130 for the three months ended June 30, 2008 from 144 for the three months ended June 30, 2007, as a result of restructuring actions executed in the first quarter of 2008.
Sales and Marketing

	Three Months Ended June 30,
($ in millions)	2008	2007	% Change
Sales and marketing	$6.7	$8.3	(18.6)%
Percentage of revenue	38.6%	41.9%
Sales and marketing expenses consist primarily of salaries, sales commissions and benefits of sales and marketing personnel, personnel-related overhead allocation, travel, entertainment, advertising and promotional expenses, and related indirect costs. The decrease in sales and marketing expenses was related to a decrease in sales and marketing personnel, lower volume expense due to the decrease in revenue, a decrease in marketing expense and a decrease in share-based compensation. The average number of sales and marketing personnel decreased to 94 for the three months ended June 30, 2008 from 115 for the three months ended June 30, 2007, as a result of restructuring actions executed in the first quarter of 2008.

General and Administrative

	Three Months Ended June 30,
($ in millions)	2008	2007	% Change
General and administrative	$6.0	$3.4	79.0%
Percentage of revenue	34.7%	17.1%
General and administrative expenses consist primarily of salaries and benefits of financial, administrative and management personnel, general office administration expenses (rent and occupancy, telephone and other office supply costs), and related indirect costs. General and administrative expenses also include professional fees, liability insurance and depreciation. The increase in general and administrative expenses was primarily attributable to approximately $2.6 million of professional fees related to the implementation agreement we entered into with Progress Software Corporation. Additionally, an increase in audit and legal fees resulting from our transition from a foreign private issuer to full U.S. reporting status contributed to the increase in general and administrative expenses for the three months ended June 30, 2008, compared to the same period in 2007. These fees were partially offset by a decrease in share-based compensation expense.
Amortization of Intangible Assets
In 2007, we recorded $3.3 million of intangible assets related to our acquisitions of C24 and LogicBlaze consisting of technology, customer relationships and covenants not to compete. Intangible assets of approximately $2.4 million related to technology are amortized to cost of product revenue and represented amortization expense of $0.8 million in 2008 and less than $0.1 million in 2007, whereas approximately $0.9 million of intangible assets related to customer relationships and covenant not to compete are amortized to operating expenses. These assets are principally being amortized on a straight-line basis over a three- to five-year period. Amortization expense of $0.3 million in 2008 and less than $0.1 million in 2007 represents amortization of customer relationships and covenants not to compete.
Restructurings and Impairments
On January 11, 2008, we committed to a cost reduction plan focused on streamlining our operations and the elimination of certain fixed costs. This cost reduction plan includes costs associated with a workforce reduction and other direct costs. During the three months ended June 30, 2008, we ceased using our two offices in China under this cost reduction plan. This resulted in a $0.1 million charge related to excess facilities for the three months ended June 30, 2008.
Additionally, during prior periods, our management and Board of Directors approved restructuring plans, which included consolidation of excess facilities, reductions in workforce and other related costs. During the three months ended June 30, 2008, we revised our estimate of future sublease income for our Dublin, Ireland facility as a result of additional anticipated vacancy periods, as we search for a replacement subtenant as well as an anticipated rent increase. This resulted in approximately $1.7 million of excess facilities costs for the three months ended June 30, 2008.
In addition, we recorded a $0.1 million impairment charge related to the disposal of certain fixed assets at the two offices we vacated in China during the three months ended June 30, 2008.
Interest Income, Net
Interest income, net of fees, primarily represents interest earned on cash and investment balances. Interest income, net was $0.2 million for the three months ended June 30, 2008, compared to $0.5 million for the three months ended June 30, 2007. The decrease in net interest income was primarily due to a decrease in interest rates for the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

Net Exchange Loss
Net exchange loss was $0.3 million for the three months ended June 30, 2008 and $0.3 million for the three months ended June 30, 2007. The net exchange loss in both periods was primarily attributable to the strength of the U.S. dollar against the Japanese Yen and the strength of the Euro against the U.S. dollar.
Provision for Income Taxes
Provision for income taxes was $0.5 million for the three months ended June 30, 2008 compared to a $0.4 million for the three months ended June 30, 2007. The provision for income taxes in both periods reflects the tax in connection with income in jurisdictions outside of the Republic of Ireland.
Six months ended June 30, 2008, compared to six months ended June 30, 2007
Total Revenue
Revenue by geographic area is presented based upon the end customer’s designated delivery point. Revenue by geographic area is as follows:

	Six Months Ended June 30,
($ in millions)	2008	% of Total	2007	% of Total	% Change
Americas	$19.5	57.4%	$15.9	45.0%	22.3%
Europe, Middle East and Africa	9.1	26.9%	13.8	39.1%	(34.2)%
Asia-Pacific Rim	5.3	15.7%	5.6	15.9%	(4.9)%

Total revenue	$33.9		$35.3		(4.1)%

Total revenue decreased by 4.1% to $33.9 million for the six months ended June 30, 2008, from $35.3 million for the same period of 2007. Total revenue from customers located outside of the United States represented 42.6% of total revenue for the six months ended June 30, 2008, and 55.0% of total revenue for the six months ended June 30, 2007, or $14.4 million and $19.4 million, respectively. The total number of transactions over $250,000 was 21 for the six months ended June 30, 2008, compared to 19 during the same period of 2007. There was a decrease in average transaction size to $59,000 for the six months ended June 30, 2008, from approximately $65,000 for the six months ended June 30, 2007. Due in part to industry consolidation in the telecommunications market, sales to AT&T represented approximately 18% of our revenue for the six months ended June 30, 2008. In addition, sales to Boeing represented approximately 13% of our revenue for the six months ended June 30, 2008 and 16% of our revenue for the same period in 2007.

	Six Months Ended June 30,
($ in millions)	2008	2007	% Change
Product revenue	$14.1	$16.1	(12.8)%
Service revenue	19.8	19.2	3.1%

Total revenue	$33.9	$35.3	(4.1)%

The decrease in product revenue was attributable to a decline in both our Orbix and Artix family of products. The increase in service revenue is primarily attributable to an increase in both our Artix and FUSE family of products partially offset by a decrease in our Orbix family of products.
Maintenance revenue increased $1.4 million to $17.1 million during the six months ended June 30, 2008 from $15.8 million during the same period of 2007. The increase in maintenance revenue is primarily related to an increase in Artix support revenue and, to a lesser degree, our FUSE support revenue. Consulting and training revenue decreased by $0.8 million to $2.6 million for the six months ended June 30, 2008 from $3.4 million during the same period in the prior year. The decrease in consulting and training revenue is primarily related to a decrease in Artix related consulting.
Cost of Product Revenue

	Six Months Ended June 30,
($ in millions)	2008	2007	% Change
Cost of product revenue	$0.4	$0.5	(17.9)%
Gross margin	97.3%	97.1%
The improvement in product gross margin year-over-year is primarily attributable to a decrease in third party royalties partially offset by an increase in amortization of purchased technology in the current year.
Cost of Service Revenue

	Six Months Ended June 30,
($ in millions)	2008	2007	% Change
Cost of service revenue	$7.5	$7.2	4.0%
Gross margin	62.0%	62.3%
The decrease in service gross margin was primarily attributable to increased personnel expenses. The average number of service personnel increased to 58 for the six months ended June 30, 2008 from 56 for the same period in 2007.
Research and Development

	Six Months Ended June 30,
($ in millions)	2008	2007	% Change
Research and development	$9.7	$9.5	1.7%
Percentage of revenue	28.6%	26.9%
The increase in research and development expense is primarily related to investments in our open source initiative and foreign exchange and inflation related expense. This increase in expense is partially offset by a reduction realized from closing our Beijing, China facility as part of our January 2008 restructuring actions and a decrease in share-based compensation. The average number of research and development personnel decreased to 118 for the six months ended June 30, 2008 from 138 for the six months ended June 30, 2007 primarily as a result of restructuring actions executed in the first quarter of 2008.
Sales and Marketing

	Six Months Ended June 30,
($ in millions)	2008	2007	% Change
Sales and marketing	$14.0	$16.1	(13.5)%
Percentage of revenue	41.2%	45.6%
The decrease in sales and marketing expenses was related to a decrease in sales and marketing personnel, lower volume expense due to the decrease in revenue, a decrease in marketing expense and a decrease in share-based compensation. The average number of sales and marketing personnel decreased to 86 for the six months ended June 30, 2008 from 114 for the six months ended June 30, 2007, as a result of restructuring actions executed in the first quarter of 2008.

General and Administrative

	Six Months Ended June 30,
($ in millions)	2008	2007	% Change
General and administrative	$10.0	$6.5	54.6%
Percentage of revenue	29.7%	18.4%
The increase in general and administrative expenses was primarily attributable to approximately $3.1 million of professional fees related to the implementation agreement we entered into with Progress Software Corporation. Additionally, an increase in audit and legal fees resulting from our transition from a foreign private issuer to full U.S. reporting status contributed to the increase in general and administrative expenses for the six months ended June 30, 2008, compared to the same period in 2007. These increases were partially offset by a decrease in share-based compensation expense.
Amortization of Intangible Assets
In 2007, we recorded $3.3 million of intangible assets related to our acquisitions of C24 and LogicBlaze consisting of technology, customer relationships and covenants not to compete. Intangible assets of approximately $2.4 million related to technology are amortized to cost of product revenue and represented amortization expense of $0.8 million in 2008 and $0.2 million in 2007, whereas approximately $0.9 million of intangible assets related to customer relationships and covenant not to compete are amortized to operating expenses. These assets are principally being amortized on a straight-line basis over a three- to five-year period. Amortization expense of $0.1 million in 2008 and less than $0.1 million in 2007 represents amortization of customer relationships and covenants not to compete.
Restructurings and Impairments
On January 11, 2008, we committed to a cost reduction plan focused on streamlining our operations and eliminating certain fixed costs. This cost reduction plan includes costs associated with a reduction in workforce of 47 employees across the organization, the consolidation of excess facilities and other direct costs. During the six months ended June 30, 2008, we incurred a total of $1.5 million in severance payments and related costs and $0.1 million in excess facilities costs in connection with these actions.
In addition, during prior periods, our management and Board of Directors approved restructuring plans, which included the consolidation of excess facilities, reductions in workforce and other related costs. During the six months ended June 30, 2008, we revised our estimate of future sublease income for our Dublin, Ireland facility as a result of additional anticipated vacancy periods, as we search for a replacement subtenant as well as an anticipated rent increase. This resulted in approximately $1.7 million of excess facilities costs for the six months ended June 30, 2008.
In addition, we recorded a $0.1 million impairment charge related to the disposal of certain fixed assets at the two offices we vacated in China during the three months ended June 30, 2008.
Interest Income, Net
Interest income, net was $0.7 million for the six months ended June 30, 2008, compared to $1.1 million for the six months ended June 30, 2007. The decrease in net interest income was primarily due to a decrease in interest rates for the six months ended June 30, 2008, compared to the six months ended June 30, 2007.
Net Exchange Loss
Net exchange loss was $0.2 million for the six months ended June 30, 2008 and $0.3 million for the six months ended June 30, 2007. The net exchange loss for the six months ended June 30, 2008 was primarily attributable to the strength of the Euro against the U.S. dollar. The net exchange loss for the six months ended June 30, 2007 was primarily attributable to the strength of the U.S. dollar against the Japanese Yen and the strength of the Euro against the U.S. dollar.
Provision for Income Taxes
Provision for income taxes was $0.9 million for the six months ended June 30, 2008 compared to $0.3 million for the same period in 2007. During the six months ended June 30, 2008, we recorded a decrease to our liability for unrecognized tax benefits of approximately $0.1 million as a result of the lapse of the statute of limitations in a certain tax jurisdiction. This decrease resulted in a $0.1 million effective tax rate benefit for the quarter. Additionally, during the six months ended June 30, 2008, we also recorded an increase to our liability for unrecognized benefits of approximately $0.1 million for positions taken during the current period. This increase resulted in a $0.1 million increase in our effective tax rate. During the six months ended June 30, 2007, based upon our U.S. operating results and an assessment of our expected future results, we concluded that it was, more likely than not, that we would be able to realize a portion of our U.S. net operating loss carry-forward tax assets prior to their expiration. As a result, we reduced our valuation allowance resulting in recognition of a deferred tax asset of $0.4 million. The residual provision for income taxes of $0.9 million in 2008 and $0.7 million in 2007, reflect the tax in connection with income in jurisdictions outside of the Republic of Ireland.
Liquidity and Capital Resources
Our capital requirements relate primarily to facilities, employee infrastructure and working capital requirements. Historically, we have funded our cash requirements through the public and private sales of equity securities, from operations, and operating leases. At June 30, 2008, we had cash and cash equivalents, restricted cash, and investments of $55.2 million, representing an increase of $0.1 million from June 30, 2007 and a decrease of $1.3 million from December 31, 2007. At December 31, 2007, we had cash and cash equivalents, restricted cash, and marketable securities of $56.5 million.
The following table shows the major components of our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Cash and cash equivalents, beginning of period	$21,767	$37,569
Net cash (used in) provided by operating activities	(514)	7,506
Net cash provided by (used in) investing activities	13,924	(11,711)
Net cash provided by financing activities	786	1,158

Cash and cash equivalents, end of period	$35,963	$34,522

Net cash used in operating activities was $0.5 million for the six months ended June 30, 2008, compared to net cash provided by operating activities of $7.5 million for the six months ended June 30, 2007. The decrease in cash provided by operating activities primarily reflects a decline in operating results.
As of June 30, 2008, we had approximately $0.2 million of irrevocable letters of credit outstanding in connection with facility leases, which renew annually for the duration of the lease terms and which expire in July 2011. The investments pledged for security of the letters of credit are presented as restricted cash in our condensed consolidated balance sheets.
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

Net cash provided by investing activities was $13.9 million for the six months ended June 30, 2008, compared to net cash used in investing activities of $11.7 million for the six months ended June 30, 2007. This increase primarily relates to a balance shift within investment classifications from short-term (91 days to a year) to cash equivalents (90 days or less). Additionally, in the six months ended June 30, 2007, we acquired C24 and LogicBlaze for $10.6 million in cash.
At June 30, 2008, we held $18.0 million (par value) of investments comprised of ARSs, which are variable-rate debt securities that are backed by student loans and that have long-term maturities with interest rates that are set and reset through Dutch auction process that is typically held every 7, 28 or 35 days. The ARSs have historically traded at par value and are callable at par value at the option of the issuer. Interest is typically paid at the end of each auction period. At June 30, 2008, all of the ARSs we held were AAA/Aaa rated and collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Until February 2008, the auction rate securities market was highly liquid. Beginning in the week of February 11, 2008, a substantial number of auctions “failed,” meaning that there was insufficient demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that the holders of such securities cannot sell the securities at auction and the interest rate on the security generally resets to a maximum auction rate. In the case of a failed auction, with respect to the ARSs we held, the ARS, are not currently deemed liquid. In the case of funds we invested in ARSs which are the subject of a failed auction, we may not be able to access the funds without a loss of principal, unless a future auction on these investments is successful or the issuer calls the security pursuant to a mandatory tender or redemption prior to maturity. Due to these recent changes and uncertainty in the ARS market, we believe the recovery period for these investments is likely to be longer than 12 months and as a result, have classified these investments as long-term as of June 30, 2008.
At June 30, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, we estimated fair value by incorporating assumptions that market participants would use in their estimates of fair value using a discounted cash flows methodology. Some of these assumptions included credit quality, expected length of time the ARS is expected to be held, expected cash flows during the holding period and a risk adjusted discount rate. One of the more significant assumptions made in our valuation model was the term of expected cash flows of the underlying student loans. We developed several assumptions of the underlying loan payoffs that ranged from four to ten years. Using the projections produced from these ranges, the resulting values of the ARSs ranged from $17.3 million to $16.6 million. Based on our internal modeling and the value provided by the broker, we concluded that the fair value of the ARSs was $17.0 million as of June 30, 2008 and recorded an unrealized loss on these securities of $1.0 million in other comprehensive income, reflecting the decline in the estimated fair value of these securities. We believe this unrealized loss is primarily attributable to the limited liquidity of these investments and the length of time we may have to hold the ARSs to realize par value.
Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2008, compared to $1.2 million for the six months ended June 30, 2007. For both the six months ended June 30, 2008 and 2007, net cash provided by financing activities resulted primarily from the proceeds from the exercise of share options and the sale of shares under our 1999 Employee Share Purchase Plan.
We lease office space under non-cancelable operating leases with various expiration dates through 2013. Future minimum lease payments under all operating leases as of June 30, 2008 are as follows (in thousands):

	Payment due by period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating Lease Obligations	$22,100	$5,583	$9,023	$7,201	$293
The lease commitments shown include amounts related to certain exited facilities that have been reserved for as a result of our restructuring plans, which, net of estimated sublease income, resulted in a restructuring balance of approximately $3.9 million at June 30, 2008.
We anticipate our operating costs will remain relatively stable for the foreseeable future and, as a result, we intend to fund our operating expenses through either our cash flows from operations or our cash and investment resources.

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
Exposure to Currency Fluctuations
Our condensed consolidated financial statements are prepared in U.S. dollars, our functional currency. A percentage of our revenue, expenses, assets and liabilities are denominated in currencies other than our functional currency. Fluctuations in exchange rates may have a material adverse effect on our results of operations, particularly our operating margins, and could also result in exchange gains and losses. As a result of currency fluctuations, we recognized an exchange gain of less than $0.1 million for both the three months ended June 30, 2008 and 2007. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. We have in the past sought to hedge the risks associated with fluctuations in exchange rates of the Euro to the U.S. dollar. However, because the majority of our sales and expenses are currently made in U.S. dollars, we no longer enter into foreign currency forward exchange contracts to manage exposure related to transactions denominated in foreign currencies. In the future, we may undertake transactions to hedge the risks associated with fluctuations in exchange rates if the risk from foreign currency exposure increases due to a decrease in the percentage of U.S. dollar-based transactions. We had no derivative or hedging transactions in the six months ended June 30, 2008.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes, other than those set forth below, in market risk exposures from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
At June 30, 2008, we held $18.0 million (par value) of investments comprised of auction rate securities, or ARSs, which are variable-rate debt securities backed by student loans. These ARSs are intended to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARSs and auctions for our investments in these securities are failing to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems or a buyer is found outside of the auction process. As of June 30, 2008, we classified our entire balance of ARSs as non-current marketable securities on our condensed consolidated balance sheet because of uncertainty in the ARS market leading to the expectation that they will not settle within 12 months. Maturity dates for these ARSs range from 2027 to 2047.
The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity. As of June 30, 2008, we determined that there was a $1.0 million temporary decline in the fair value of our ARSs which was recorded to accumulated other comprehensive loss in the shareholders equity section of our condensed consolidated balance sheet. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive loss or impairment charges in future quarters, which could have a material impact on our financial results.
We have no reason to believe that any of the underlying issuers of our ARSs are presently at imminent risk of default. However, if the issuer is unable to successfully close future auctions and their credit worthiness deteriorates, we may be required to adjust the carrying value of the ARSs through an impairment charge. Through August 11,

2008, we have continued to receive interest payments on the ARSs in accordance with their terms. We believe we will ultimately be able to liquidate our investments without significant loss of principal primarily due to the collateral securing the ARSs. However, it could take until final maturity of the ARSs to realize our investments’ par value.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures.
Our Chief Executive Officer, Peter M. Zotto, and our Chief Financial Officer, Christopher M. Mirabile, (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our controls and procedures ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily applies its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
(b) Changes in Internal Controls Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 15 to the “Notes to the Condensed Consolidated Financial Statements” is incorporated by reference herein.
Item 1A. Risk Factors
Our business and stock price may be materially and adversely affected if the acquisition of IONA by a wholly-owned subsidiary Progress Software Corporation is not completed.
On June 25, 2008, we announced that we had reached agreement with Progress Software Corporation (“Progress”) on the terms of a recommended acquisition (the “Acquisition”) for cash of the entire issued and to be issued share capital of IONA for $4.05 per share, or approximately $162 million, by SPK Acquisitions Limited (“SPK”), a private limited company incorporated under Irish company law and a wholly-owned subsidiary of Progress, pursuant to a scheme of arrangement under Section 201 of the Irish Companies Act 1963 (the “Scheme”). Upon completion of the Scheme, IONA will become an indirect wholly-owned subsidiary of Progress. The announcement of the planned Acquisition could have an adverse effect on our revenues in the near-term if customers delay, defer, or cancel purchases in response to the Acquisition. To the extent that the announcement of the Acquisition causes several large customers, or a significant group of small customers, to delay their purchase decisions pending completion of the planned Acquisition, this could have an adverse effect on our results of operations as quarterly revenue could be substantially below the expectations of market analysts and could cause a reduction in our share price.

In addition, completion of the Acquisition and Scheme are subject to certain conditions, including IONA shareholder approval, issuance of an order by the Irish High Court and the satisfaction of other closing conditions. We cannot be certain that the necessary approvals will be obtained, that these conditions will be met or waived, or that we will be able to successfully consummate the closing of the Acquisition as currently contemplated under the Scheme or at all. If the Acquisition is not completed, we could be subject to a number of risks that may materially and adversely affect our business and share price, including: the diversion of our management’s attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers which, in turn, may detract from our ability to grow revenue and minimize costs and lead to a loss of market position that we might be unable to regain; the market price of our ordinary shares may decline to the extent the current market price of those shares reflects a market assumption that the Acquisition will be completed; under certain circumstances we could be required to reimburse SPK for certain costs and expenses up to a maximum amount equal to one percent (1%) of the aggregate value of the number of IONA’s ordinary shares which are the subject of the Acquisition multiplied by $4.05; we may experience a negative reaction to any termination of the Acquisition from our customers, employees or affiliates which may adversely impact our future results of operations as a stand-alone entity; and the amount of the costs, fees and expenses and charges related to the Acquisition may negatively affect our results of operations and financial condition.
Restrictions on the conduct of our business prior to the completion of the pending Acquisition with Progress may have a negative impact on our operating results.
We have agreed to certain restrictions on the conduct of our business in connection with the proposed Acquisition that require us to conduct our business in the ordinary course consistent with past practices, subject to specific limitations. These restrictions may delay or prevent us from undertaking business opportunities that may arise pending completion of the Acquisition and should the Acquisition not occur, such restrictions could have an adverse effect on our operations during such time.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference in this Quarterly Report on Form 10-Q.

Exhibit
No.	Description of Exhibit

2.1	Implementation Agreement, dated as of June 25, 2008, by and among SPK Acquisitions Limited, IONA Technologies PLC and, with respect to Section 7.4 and Section 7.7 only, Progress Software Corporation (1)

10.1	Expenses Reimbursement and Non-Solicitation Agreement, dated June 25, 2008, by and between SPK Acquisitions Limited and IONA Technologies PLC (1)

10.2	Deed of Limited Guaranty and Indemnity from Progress Software Corporation, dated June 25, 2008 (1)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 25, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008	IONA Technologies PLC
	By:	/s/ Peter M. Zotto
Peter M. Zotto, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Christopher M. Mirabile
Christopher M. Mirabile, Chief Financial Officer
(Principal Financial Officer)